Form 10-K
period 1993-12-31
MCCAW CELLULAR COMMUNICATIONS INC
filed 1994-03-31
CIK 818687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K
             [X]  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1993
                                       OR
        [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File No.  1-9854
  ___________________________________________________________________________

                      McCAW CELLULAR COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                      91-1379052
        (State or other jurisdiction         (I.R.S. Employer
      of incorporation or organization)     Identification No.)

             5400 Carillon Point
            Kirkland, Washington                   98033
  (Address of principal executive offices)      (zip code)

              Registrant's telephone number, including area code:
                                 (206) 827-4500

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each Exchange
             Title of each class            on which registered
            Class A Common Stock,         Pacific Stock Exchange
          Par Value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X
 No ___
         Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [    ]
         The aggregate market value of voting stock held by non-affiliates of the registrant on March 15, 1994, based on the last reported sales price by Nasdaq National Market on March 15, 1994, was approximately $5.65 billion.
         As of March 15, 1994, 149,154,106 shares of Class A Common Stock, par value $.01 per share, were outstanding and 59,858,797 shares of Class B Common Stock, par value $.01 per share, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's definitive proxy statement relating to its 1993 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1993.
                             TABLE OF CONTENTS
                                     PART I
                                                        Page

Item 1. Business . . . . . . . . . . . . . . . . . . . . .
          Business of the Company. . . . . . . . . . . . .
          Recent Developments. . . . . . . . . . . . . . .
          Cellular Interests . . . . . . . . . . . . . . .
          The Cellular Telephone Industry. . . . . . . . .
          The Company's Cellular Operations. . . . . . . .
          The Company's Radio Common Carrier Operations. .
          Air-to-Ground License. . . . . . . . . . . . . .
          Business of LIN. . . . . . . . . . . . . . . . .
          Private Market Value Guarantee . . . . . . . . .
          Governmental Regulation. . . . . . . . . . . . .
          Employees. . . . . . . . . . . . . . . . . . . .

Item 2. Properties . . . . . . . . . . . . . . . . . . . .

Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .

Item 4. Submission of Matters to a Vote of Security Holders. .

                                  PART II

Item 5. Market for Registrant's Common Equity and
          Related Stockholder Matters. . . . . . . . . . .

Item 6. Selected Consolidated Financial Data . . . . . . .
        Selected Proportionate Cellular Operating Data . .

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . .

Item 8. Financial Statements and Supplementary Data. . . .

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . .

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant .

Item 11.  Executive Compensation . . . . . . . . . . . . .

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . .

Item 13.  Certain Relationships and Related Transactions .


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K. . . . . . . . . . . . . . .

       1                          PART I

Item 1.  BUSINESS

Business of the Company

    McCaw Cellular Communications, Inc. (the "Company"), develops and provides wireless personal communications services, including cellular telephone, messaging and air-to-ground communications. The Company, both directly and through its 52% ownership of LIN Broadcasting Corporation (together with its subsidiaries, "LIN"), is the largest cellular telephone company in the United States based on 1992 revenues. The Company is also the fifth largest radio common carrier ("RCC") operator (providing primarily messaging services) in the United States based on 1992 year-end subscribers. The Company also owns Claircom Communications Group, L.P. ("Claircom"), which began providing common carrier voice communication services for airline passengers in February 1993 and plans to provide two-way data communication services (including facsimiles) beginning in 1994. LIN also owns seven network-affiliated television stations.

    The Company's goal is to develop a fully integrated personal communications network connecting people, instead of places, throughout North America using the most efficient and effective technology available. To achieve that goal, the Company has developed a fourfold strategy: first, create cellular clusters in major metropolitan areas through the acquisition of adjacent cellular licenses; second, construct the systems serving such cellular clusters to a high technical standard; third, link the country's cellular systems into a "national seamless network"; and fourth, integrate other communications technologies into the network.

    The Company has completed the first and second stages of this strategy and has begun the third stage. In the first stage, the Company obtained majority or controlling interests in cellular systems serving many of the largest and fastest growing Metropolitan Statistical Areas ("MSAs") and continuously enlarged the service area provided by obtaining majority or controlling interests in, or reciprocal service agreements with the other owners of, cellular systems serving successively adjacent markets, thereby creating networks of uninterrupted coverage encompassing large metropolitan complexes. These complexes, which were arbitrarily divided in the licensing process, are commercial corridors through which local businesses and subscribers regularly conduct their affairs. The Company has largely succeeded in this strategy as approximately 80% of the persons or "pops" represented by the cellular interests owned by the Company are in such markets.

    With respect to construction, all of the Company's markets are now served by high quality operating cellular systems, which the Company continually upgrades with advances in technology.
The Company is currently offering "digital" cellular service to its customers in Florida, California, New York, Nevada and the

Pacific Northwest. The balance of the Company's markets are expected to begin offering such service in 1994. Digital service brings distinct advantages to both the Company and its subscribers, including enhanced call privacy and increased system capacity of three or more times the "analog" system capacity. In addition, digital transmission enhances the Company's opportunity to offer new services such as caller identification or message waiting indicator services. The Company uses a digital format referred to as Time Division Multiple Access ("TDMA") which has been adopted and recently re-endorsed as an industry standard by the Cellular Telecommunications Industry Association. Although digital service is offered, customers are also able to continue to use their existing analog equipment with the same reliability they have experienced in the past. The Company expects its additional capital expenditures in 1994 in connection with the planned expansion of digital service to be approximately $110 million. Over time, the Company expects its capital expenditures to be reduced significantly because the increased system capacity associated with digital service will reduce the need to add new cell sites.

    Having acquired and built strong regional cellular systems, the Company is in the process of linking those regional cellular systems into the North American Cellular Network ("NACN") permitting cellular subscribers, without making special arrangements, to both place and receive calls anywhere they travel in areas served by the NACN, even if the local cellular service is not provided by the Company. All of the Company's markets within the continental United States, as well as the systems not affiliated with any landline telephone carrier ("A Block") in most other major metropolitan areas, and Cantel, which holds Canada's A Block cellular license, are served by the NACN. The creation of the NACN does not involve material capital expenditures, yet markedly increases the quality and convenience of the Company's service. Administration of the network will not directly provide the Company with any significant income. As of February 28, 1994, the NACN served approximately 5 million subscribers and covered a population base of over 100 million. GTE Corporation and most of the other major wireline ("B Block") licensees have formed a national network similar to the NACN, which competes with the NACN.

    Ultimately, the Company's goal is to extend this network to permit its customers to place and receive calls effortlessly throughout North America, including integration with American Mobile Satellite Corporation's satellite-based mobile communications system (scheduled to begin operations in 1995) and Claircom's air-to-ground system. The Company expects its cellular systems to provide the wireless infrastructure for the fully integrated personal communications network it is developing. Consequently, the Company is exploring, and will continue to explore, the use of emerging technologies to expand the reach of the network, provide additional services (especially data services) and enhance the convenience provided to the Company's customers. In addition, the Company expects to actively seek additional licenses to utilize spectrum for wireless communications as those licenses may be issued by the Federal Communications Commission (the "FCC"). There is, however, no assurance that the Company will be successful in obtaining additional spectrum or licenses for new services.

    Cellular telephone technology provides high-quality mobile and portable telephone service which permits simultaneous use by a large number of subscribers within a given market. "Pops" means the population of a market multiplied by a percentage ownership interest in an entity licensed or designated to receive a license (a "licensee") by the FCC to construct or operate a cellular telephone system in such market. Pops do not represent actual subscribers in a cellular system. All the Company's cellular interests are the "A Block licensee" of a given market which holds the license that originally was reserved for an entity not affiliated with a landline telephone carrier.

    Messaging systems provide messaging services (a lower-cost, complementary product line to cellular services) and conventional mobile phone and telephone answering services. As of December 31, 1993, the Company had 525,000 messaging units in service.

    The Company, a Delaware corporation, was incorporated on July 7, 1987 and is the successor to McCaw Cellular Communications, Inc., a Washington corporation, which was incorporated in 1982. The Company's principal executive office is located at 5400 Carillon Point, Kirkland, Washington 98033. Its telephone number is (206) 827-4500. References to "the Company" in this Annual Report on Form 10-K include McCaw Cellular Communications, Inc., its subsidiaries and its predecessors, unless the context otherwise requires. For information about the Company's industry segments, see Note 14 to the Company's consolidated financial statements contained herein.

Recent Developments

    AT&T Merger Agreement. On August 16, 1993, the Company entered into a merger agreement (the "AT&T Merger Agreement") pursuant to which the Company would merge with a subsidiary of AT&T and thereby become a wholly owned subsidiary of AT&T (the "Merger" or "AT&T Transaction"). AT&T is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission. AT&T Stock is traded on the New York Stock Exchange. For pro forma financial information regarding AT&T assuming consummation of the AT&T Transaction, see the Company's Report on Form 8-K filed September 17, 1993, as amended October 12 and October 29, 1993, incorporated by reference herein.

    In the AT&T Transaction, and subject to the terms referred to in the following sentences, each share of the Common Stock of the Company would be converted into one share of AT&T Common
Stock, par value $1.00 per share (the "AT&T Stock"). In the event that the average closing price of the AT&T Stock is greater than $71.73 per share during the 20 most recent trading days ending on the fifth business day prior to the closing of the AT&T Transaction, the exchange rate will be adjusted downward to provide for the delivery of shares of AT&T Stock worth $71.73 for each share of Common Stock, but in no event less than 0.909 of a share of AT&T Stock for each share of Common Stock. In the event that the average closing price of the AT&T Stock is less than $53.00 per share during such period, the exchange rate will be adjusted upward to provide for the delivery of shares of AT&T
Stock worth $53.00 for each share of Common Stock, but in no event more than 1.111 shares of AT&T Stock for each share of Common Stock. Either party will have a right to terminate the AT&T Merger Agreement if it has not closed by September 30, 1994.

    The AT&T Transaction has been approved by the respective Boards of Directors of AT&T and the Company and the Company's stockholders, but is subject to the satisfaction of several conditions, including the receipt of the governmental consents discussed below. The AT&T Transaction is also subject to the conditions that the Company receive an opinion of counsel that no taxable gain or loss will be recognized upon the exchange of Common Stock for shares of AT&T Stock and that AT&T receive from its independent public accountants an opinion that the AT&T Transaction will qualify for pooling-of-interests accounting treatment.

    In connection with the Merger, AT&T and the Company have made filings or applications with (i) the Federal Trade Commission and the Antitrust Division of the Department of Justice (the "Antitrust Division") pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder (the "HSR Act"), (ii) the FCC and
(iii) various state regulatory commissions. The approvals of all state regulatory commissions (with the exception of the California Public Utility Commission) have been received. Consummation of the Merger is conditioned upon, among other things, expiration of the waiting periods under the HSR Act, approval by the FCC of the transfer of control of McCaw and the receipt of the necessary state regulatory approvals.

    On September 22, 1993, AT&T and McCaw each received an extensive request from the Antitrust Division for additional information and documents with respect to the Merger and the telecommunications industry. Accordingly, the waiting period under the HSR Act has been extended and will not expire until the twentieth calendar day after AT&T and McCaw have each substantially complied with such request for additional information and documents. Each of AT&T and McCaw is responding to the request, but cannot predict when substantial compliance will be achieved.

    On December 2, 1993, BellSouth Corporation ("BellSouth") filed a motion in the case entitled United States v. Western Electric Co. Inc. et al., Civil Action No. 82-0192, for a declaratory ruling that the Merger would violate Section I(D) of the Modification of Final Judgment (the "Decree"), United States
v. American Tel. and Tel. Co., 552 F. Supp. 131, 226-34 (D.D.C.
1982), aff'd mem. sub. nom Maryland v. United States, 450 U.S. 1001 (1982), and cannot be consummated without a modification or waiver of the Decree. The Justice Department has also taken the position that a modification or waiver is required. AT&T and McCaw believe that BellSouth is not entitled to the relief sought. There can be no assurance that AT&T will prevail with respect to the BellSouth challenge or any other challenge to the Merger that may be made on antitrust grounds.

    The obligations of AT&T and McCaw to consummate the Merger are also subject to the condition that there be no preliminary or permanent injunction or other order by any court or governmental or regulatory authority of competent jurisdiction, including any state governmental or regulatory authorities, prohibiting consummation of the Merger or permitting such consummation only subject to any condition or restriction unacceptable to AT&T in its reasonable judgment. In addition, the obligation of AT&T to consummate the Merger is subject to the condition that no suit, action, investigation, inquiry or other proceeding by any United States governmental body or other material governmental body shall have been instituted and be pending which imposes or which would be reasonably expected to impose any condition or restriction unacceptable to AT&T in its reasonable judgment.
Each party has agreed to use all reasonable efforts to have any such injunction or order lifted and otherwise satisfy the conditions to Closing.

    Separately, AT&T has agreed to purchase, at the Company's option, exercisable in the event the AT&T Merger Agreement is terminated, approximately 11.7 million newly issued shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock") at $51.25 per share, for a total purchase price of $600 million. Such purchase would be subject to the receipt of necessary governmental approvals. In the event that it is finally judicially determined that the AT&T Merger Agreement was terminated as a result of a breach of the Company's obligations thereunder, AT&T has the right to require the Company to repurchase all shares so purchased by AT&T, at the original purchase price plus interest thereon accrued at 7% per annum.

    Redemption of Publicly Held Debt. On March 4, 1993, the Company announced the redemption of all its outstanding convertible senior subordinated debentures. Between the announcement of the redemption and the termination on March 31, 1993 of the right of holders to convert, approximately $113.9 million of the debentures were converted into approximately 3.8 million shares of the Company's Class A Common Stock. On April 5, 1993, the Company redeemed the remaining convertible debentures for cash.

    On December 31, 1993, the Company redeemed all of its remaining senior and senior subordinated notes and debentures. The Company financed the redemption with borrowings made under its existing $3 billion Bank Credit Facility and a new $1 billion parallel facility. Interest under both such facilities is payable at the applicable margin above, at the Company's discretion, the prevailing prime, LIBOR or CD rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The applicable margin for LIBOR loans is currently 1 1/2%.

Cellular Interests

    By obtaining cellular licenses in areas adjacent to or near those in which it already controls a license, the Company has assembled and continues to develop eight regional clusters of operations. Clustering offers the Company operating efficiencies, capital savings and service advantages. See "Business--The Company's Cellular Operations." As of December 31, 1993, the number of subscribers in the Company's and LIN's markets, based on 100% of the subscribers in markets which were operating and in which the Company or LIN owned at least a 50% voting interest in a licensee, and also including the Company's less than 50% interests in the California, Kansas and New York markets held in joint ventures with AirTouch Communications and Associated Communications, and in the Philadelphia market, was approximately 3.1 million and penetration was 3.24%.

    The table on the following pages sets forth the markets, by cluster, in which McCaw and LIN owned an interest as of December
31, 1993.

                          Ownership       1993       Net 1993
                          Interest    Population(1)   Pops(2)
Market
Florida Cluster
 Miami/Ft. Lauderdale, FL 100.00%     3,350,000    3,350,000
 West Palm Beach, FL      100.00%       918,400      918,400
 Fort Pierce, FL          100.00%       271,000      271,000
 Tampa, FL                100.00%     2,031,500    2,031,500
 Orlando, FL              100.00%     1,172,800    1,172,800
 Lakeland, FL              93.02%       428,400      398,500
 Melbourne, FL             92.57%       431,500      399,400
 Sarasota, FL              84.64%       291,900      247,100
 Bradenton, FL             91.01%       223,800      203,700
 Jacksonville, FL         100.00%       987,900      987,900
 Tallahassee, FL          100.00%       266,200      266,200
 Ocala, FL                 88.96%       213,400      189,800
 Daytona Beach, FL        100.00%       398,700      398,700
 Citrus, FL                85.00%       415,500      353,200
                                     11,401,000   11,188,200
California/Nevada Cluster
 Los Angeles, CA (3)       39.97%    14,588,100    5,830,900
 Oxnard, CA               100.00%       693,400      693,400
 Las Vegas, NV            100.00%       899,400      899,400
 Santa Barbara, CA         84.13%       379,200      319,000
 San Francisco, CA         50.00%     3,796,900    1,898,500
 San Jose, CA              50.00%     1,535,800      767,900
 Sacramento, CA           100.00%     1,474,100    1,474,100
 Fresno, CA               100.00%       720,300      720,300
 Stockton, CA             100.00%       513,900      513,900
 Vallejo, CA               50.00%       489,400      244,700
 Santa Rosa, CA            46.73%       408,700      191,000
 Carmel/Mont/Salinas, CA   49.44%       371,300      183,600
 Modesto, CA              100.00%       410,700      410,700
 Visalia, CA               92.22%       339,900      313,500
 Santa Cruz, CA            22.20%       230,600       51,200
 Reno, NV                  88.59%       276,800      245,200
 Redding, CA               88.20%       165,000      145,500
 Yuba City, CA             94.37%       132,800      125,300
 Alpine, CA               100.00%       139,300      139,300
 Madera, CA                24.98%       333,300       83,300
 Tehama, CA               100.00%        96,100       96,100
                                     27,995,000   15,346,800
Pacific Northwest Cluster
 Seattle, WA              100.00%     2,077,800    2,077,800
 Tacoma, WA               100.00%       634,000      634,000
 Spokane, WA               88.22%       393,000      346,700
 Yakima, WA                93.20%       202,000      188,300
 Bremerton, WA             96.70%       218,700      211,500
 Olympia, WA               89.20%       182,500      162,800
 Richland, WA             100.00%       163,700      163,700
 Bellingham, WA            91.48%       140,900      128,900
 Clallam, WA              100.00%       252,300      252,300
 Pacific, WA              100.00%       174,300      174,300
 Kittitas, WA             100.00%       114,000      114,000
 Portland, OR             100.00%     1,541,100    1,541,100
 Salem, OR                 93.91%       300,300      282,000
 Eugene, OR               100.00%       295,200      295,200
 Medford, OR               91.75%       157,500      144,500
 Boise, ID                 90.10%       231,600      208,700
 Elmore, ID               100.00%       127,800      127,800
 Anchorage, AK             88.29%       250,100      220,800
 Maui, HI                 100.00%       111,700      111,700
                                      7,568,500    7,386,100
                          Ownership       1993       Net 1993
                          Interest    Population(1)   Pops(2)
Market
Rocky Mountain Cluster
 Denver, CO               100.00%     1,992,900    1,992,900
 Colorado Springs, CO     100.00%       431,000      431,000
 Fort Collins, CO          91.14%       203,700      185,700
 Greeley, CO               89.38%       137,300      122,700
 Pueblo, CO                87.85%       124,600      109,500
 Garfield, CO              91.50%       257,100      235,200
 Salt Lake City, UT       100.00%     1,178,900    1,178,900
 Provo, UT                 93.05%       277,400      258,100
 Box Elder, UT            100.00%       113,800      113,800
                                      4,716,700    4,627,800
Northeast Cluster
 New York, NY (3)          93.08%    14,938,800   13,905,000
 Buffalo, NY               25.00%     1,196,900      299,200
 Philadelphia, PA (3)      49.99%     4,895,100    2,447,100
 Pittsburgh, PA            64.30%     2,108,200    1,355,600
 Erie, PA                  93.76%       281,400      263,800
 Johnstown, PA            100.00%       241,200      241,200
 Wheeling, WV/OH           84.56%       156,900      132,700
 Parkersburg, WV           98.02%       154,900      151,800
 Worcester, MA              9.40%       705,100       66,300
 Ocean County, NJ          75.00%       445,600      334,200
                                     25,124,100   19,196,900
Midwest Cluster
 St. Louis, MO             15.00%     2,453,700      368,100
 Kansas City, MO           50.00%     1,487,200      743,600
 St. Joseph, MO            47.50%        98,500       46,800
 Lawrence, KS              50.00%        86,100       43,100
 Oklahoma City, OK        100.00%       963,300      963,300
 Grant, OK                100.00%       203,100      203,100
 Tulsa, OK                100.00%       779,800      779,800
 Little Rock, AR           89.65%       528,100      473,400
 Fort Smith, AR/OK        100.00%       227,600      227,600
 Fayetteville, AR         100.00%       229,500      229,500
 Pine Bluff, AR            94.73%        84,800       80,300
                                      7,141,700    4,158,600
Upper Midwest Cluster
 Minneapolis, MN          100.00%     2,543,700    2,543,700
 St. Cloud, MN             69.51%       202,200      140,500
 Rochester, MN             84.86%       112,800       95,700
 Koochiching, MN          100.00%        57,300       57,300
                                      2,916,000    2,837,200
Texas/Louisiana Cluster
 Dallas, TX (3)            83.00%     4,201,900    3,487,600
 Houston, TX (3)           56.25%     3,811,900    2,144,200
 San Antonio, TX          100.00%     1,359,700    1,359,700
 Austin, TX               100.00%       850,200      850,200
 Shreveport, LA            97.50%       371,700      362,400
 Corpus Christi, TX        90.97%       366,800      333,700
 Temple/Killeen, TX       100.00%       237,400      237,400
 Lafayette, LA             87.64%       220,600      193,300
 Waco, TX                 100.00%       194,000      194,000
 Longview, TX             100.00%       167,800      167,800
 Monroe, LA                80.00%       145,700      116,600
 Texarkana, AR/TX          89.29%       134,900      120,500
 Bryan-College St., TX    100.00%       125,000      125,000
 Sherman-Denison, TX      100.00%        97,500       97,500

                          Ownership       1993       Net 1993
                          Interest    Population(1)   Pops(2)
Market
Texas/Louisiana Cluster (con't.)
 Galveston, TX (3)         42.07%       231,800       97,500
 Jack, TX                 100.00%        79,400       79,400
 Claiborne, LA             25.00%       112,400       28,100
 Wichita Falls, TX         49.00%       130,400       63,900
 Newton, TX (3)           100.00%       230,200      230,200
                                     13,069,300   10,289,000
Other interests                       4,500,500      395,100

       TOTAL                        104,432,800   75,425,700

__________________________________________
(1)      Source: Donnelley Marketing Service Estimate for 1993.
(2)      Total Ownership Interest multiplied by 1993 Population.
(3) Interests in Los Angeles, New York, Philadelphia, Houston and Newton reflect LIN's direct ownership interest therein. The interest in Dallas represents LIN's direct interest of 60.44% plus the Company's direct and indirect interests of 22.56%. The interest in Galveston represents LIN's direct interest of 34.60% plus the Company's direct interest of 7.47%. The Company owns an approximate 52% interest in LIN. LIN shares voting control equally with the other major partner in Los Angeles and Houston and controls Dallas, New York and Newton.


    Within its clusters, the Company has pursued an aggressive acquisition strategy designed first to obtain majority or controlling interests in the largest and fastest growing MSAs and second to continuously enlarge the service area provided by obtaining majority or controlling interests in successively adjacent markets, thereby creating networks of uninterrupted coverage encompassing large metropolitan complexes. These complexes, which were arbitrarily divided in the licensing process, are commercial corridors through which local businesses and subscribers regularly conduct their affairs.

    Illustrated on the next two pages are several examples of the results of this strategy, both in assembling clusters and also in the creation of large metropolitan complexes within these clusters. On the West Coast, for example, the Company is in the process of establishing uninterrupted service from the Canadian border to Los Angeles. Within this "I-5 Corridor" the Company has assembled four metropolitan complexes: Greater Seattle, Greater Portland, Northern California and Southern California/Nevada, each area embracing large, growing population bases. In between, the Company has obtained controlling interests in key markets along Interstate 5, which links Washington, Oregon and California. The Company has followed the same strategy in Florida, the Rocky Mountain area and Texas as illustrated below, as well as in its other clusters.

         This page contains two maps. The first map depicts the Company's "Florida Cluster". The map shows the state of Florida, its major highways, and the Company's coverage area in that state. The following table appears also:

                                  Total 1993     Company's
                                  Population     1993 Pops
                                  ----------     ----------
     Greater Tampa/Orlando         5,400,000     5,200,000
     Greater Miami/West Palm       4,500,000     4,500,000
     Other                         1,500,000     1,500,000
                                  ----------    ----------
     Total                        11,400,000    11,200,000



         The second map depicts the Company's "I-5 Corridor".
         The map shows the states of California, Nevada, Oregon, Washington and Idaho. It shows major highways in those states, and the Company's coverage area in those states. The following table also appears:

                                  Total 1993     Company/LIN
                                  Population     1993 Pops
                                  ----------     ----------
     Greater Seattle/Portland      6,400,000     6,300,000
     Northern CA/NV               10,900,000     7,500,000
     Southern CA/NV               16,600,000     7,700,000
     Other                           800,000       800,000
                                  ----------    ----------
     Total                        34,700,000    22,300,000

         This page contains two maps. The first map depicts the Company's "Rocky Mountain Cluster". The map shows the states of Utah and Colorado, the major highways in those states, and Company's coverage area in those states. The following table also appears:

                                  Total 1993     Company's
                                  Population     1993 Pops
                                  ----------     ----------
     Greater Denver                3,100,000     3,100,000
     Greater Salt Lake City        1,600,000     1,500,000
                                  ----------    ----------
     Total                         4,700,000     4,600,000



         The second map depicts the state of Texas. It shows the major highways in that state, and the Company's coverage area in that state. The following table also appears:

                                  Total 1993     Company/LIN
                                  Population     1993 Pops
                                  ----------     ----------
     Greater Dallas                4,400,000     3,700,000
     Greater Houston               4,400,000     2,600,000
     Greater Austin/San Antonio    2,600,000     2,600,000
     Other                         1,200,000     1,000,000
                                  ----------    ----------
     Total                        12,600,000     9,900,000

The Cellular Telephone Industry

     Cellular telephone technology provides high quality, high capacity service to and from vehicle-mounted, hand-held portable and stationary wireless telephones. Cellular telephone systems ("cellular systems") divide a region into many "cells," each covered by its own low-power transmitter, receiver and signaling equipment (the "cell site"). Each cell site is connected by landline, microwave or other technology to the system's computers in a mobile telephone switching office (the "switch"). The switches control the operation of the cellular system for the entire service area. Each conversation in a cellular system involves a radio transmission between a cellular telephone and a cell site and the transmission of the call between the cell site and a switch. The switch and cell sites periodically monitor the signal quality of calls in progress. The signal quality of the transmission between the cellular telephone and a cell site in any cell declines as the signal strength decreases. When the signal quality of a call declines to a predetermined level, the switch determines if the signal quality is greater at the cell site of another cell or different sector within the same cell and if so, "hands off" the call to that other cell site or sector. This hand off takes a fraction of a second and is not generally noticeable to either party to the call. If the cellular telephone leaves the service area of the cellular system, the call is disconnected unless an appropriate technical interface is established with an adjacent cellular system.

     Currently, the radio transmission between the cellular telephone and the cell site is primarily an "analog" transmission and both the cellular telephone and the transmitting equipment are designed to send and receive voice signals exclusively in this mode. The Company is introducing new cellular telephones and transmitting equipment using "digital" transmission technology based on the TDMA format. Digital technology offers many advantages over analog technology, including an initial three-fold increase in capacity, lower costs and the opportunity to provide enhanced services, such as improved data transmissions, short messaging, caller ID and longer phone battery life. Because existing analog cellular telephones will not be able to receive digital transmissions from the cell site, the Company expects that the conversion from analog to digital will be phased in over a number of years, during which a system will maintain both analog and digital transmitting equipment and will thus be able to serve customers with either analog, dual-mode (analog and digital) or digital only cellular telephones. All of the Company's systems are already compatible with both analog and digital transmitting equipment. Thus, implementation of digital service only involves the change-out of cell site radios and certain other equipment. The Company expects its additional capital expenditures in 1994 in connection with the planned expansion of digital service to be approximately $110 million. Over time, the Company expects its capital expenditures to be reduced significantly because the resulting increased system capacity associated with digital service will reduce the need to add new cell sites.

     Cellular systems can offer a variety of features including call forwarding, call waiting, conference calling, voice message storage and retrieval and voice recognition where subscribers can make calls by speaking the number to be dialed. Because cellular systems are fully interconnected with the landline telephone network, subscribers can receive and originate both local and long distance calls from their cellular telephones. The cellular system operator pays an interconnection charge to the local landline telephone company to carry calls placed from a mobile unit to a wired telephone. The amounts paid are subject to negotiation or tariff and vary from system to system.

     All cellular phones are designed for compatibility with cellular systems in all market areas within the United States, Canada and Mexico and with all channels allocated for cellular use, so that a mobile unit may be used wherever a subscriber is located. Changes of cellular telephone numbers or other technical adjustments to mobile units by the manufacturer or the cellular service operator may be required, however, to enable the subscriber to change from one cellular system to another. Cellular system operators may provide service to subscribers from another cellular system temporarily located in or traveling through the operator's service area. Such subscribers are called "roamers."

     The FCC granted only two licenses for cellular service in each market. During its initial licensing of cellular MSAs and rural service areas ("RSAs"), the FCC reserved one license for applicants (such as the Company) that were not affiliated with any landline telephone carrier (the "A Block license"), and the other license for wireline applicants (the ("B Block license") . Now, subject to FCC rules, an A Block or B Block license may be granted to either a wireline or nonwireline entity, but no entity may control more than one cellular system in any service area.

The Company's Cellular Operations

     Acquisitions and Dispositions. The Company has aggressively pursued the acquisition of cellular interests throughout the United States, both through the application process and through acquisitions. In evaluating acquisitions, the Company considers price, the potential demand for cellular service in the market served, the ability to "cluster" systems in the area and the ability to obtain control of the system acquired. Attention to these considerations has enabled the Company to assemble cellular interests which it believes provide a strong operating base. The Company now owns cellular interests, located primarily in the Western and Sunbelt regions of the United States, in and around areas which it believes (in light of demographics or anticipated rate of population growth, or both) have above average potential for the development of cellular service.

     The Company is regularly engaged in discussions relating to the acquisition of additional interests in its existing markets, in markets adjoining its existing markets and in other areas.
The competition for the purchase of controlling interests in cellular systems is intense, and the Company must often compete for control of additional systems with entities that have substantially greater capital resources. There can be no assurance that the Company will be able to acquire any additional cellular interests. The Company has disposed of cellular interests which were not critical to the completion of the Company's network.

     Clustering. By obtaining licenses in areas adjacent to or near those in which it already controls a license, the Company has assembled and continues to develop eight regional clusters of cellular operations. The Company is a pioneer of the clustering concept and has successfully created a greater number of clusters than any other cellular service provider.

     The Company's strategy in assembling clusters has been to build upon core metropolitan areas and by acquiring control of contiguous or nearby markets, to create wide areas of coverage serving larger concentrations of population than the original FCC licensing scheme would have suggested. For example, in Florida the Company's Miami, West Palm Beach and Fort Pierce markets, which are all contiguous, cover an aggregate of 4.5 million 1993 population.

     These clusters offer many competitive advantages. For example, clusters permit the Company to offer subscribers more areas of service as they travel throughout a region, such as the Pacific Northwest, where the Company controls the A Block cellular systems in Seattle, Tacoma and Portland. The use of equipment from a single manufacturer may enable the Company to offer services at greater convenience to its customers than B Block competitors using equipment of different manufacturers. When the markets controlled by the Company are contiguous, the Company may offer uninterrupted service as a subscriber travels within the region.

     Clustering can reduce capital and operating costs through shared use of equipment among nearby markets and common management. The sharing of equipment is especially important for smaller markets. The majority of the Company's cellular systems serving markets having populations of approximately 350,000 or less share equipment and construction and maintenance facilities with neighboring cellular systems controlled by the Company. The extent to which the Company centralizes operations within a given region varies depending on the proximity, size and number of the component markets.

     Clustering also allows the Company to implement regional marketing and advertising efficiently. For example, customer recognition of the regional scope of the Company's operations is enanced by the consistent use by the Company throughout a region of the "Cellular One" name. See "Marketing".

     Majority Control. The Company has sought to obtain majority ownership or operating control of its cellular systems in order to control the development and operation of the systems and capitalize on its experience and expertise. Operating control enables the Company to implement its strategies, establish regional networks and take advantage of operating efficiencies not available to smaller or more fragmented operators. As of December 31, 1993, the Company owned, or had the right or obligation to acquire, a majority ownership interest in the A Block licensees (including the markets in which the CMT Partners Joint Venture will have a majority interest) in 83 of the 305 MSAs and 15 of the 416 RSAs licensed by the FCC. As of such date, the Company owned an interest in 34 of the 90 largest markets in the United States based on 1993 population. Of these markets, the Company currently has majority ownership in 28 markets.

     In those markets in which the Company owns or purchases less than the entire interest in the cellular licensee, the license is generally held by a partnership in which the Company or one of its subsidiaries is a partner, although in smaller markets the license may be held by a corporation. In each such partnership in which the Company owns a majority interest, the Company exercises control over operations. The partnerships in these markets are governed by partnership agreements which are substantially similar and contain customary provisions dealing with capital contributions, distributions, transfers of interests and management.

     The partnership agreement for the Pittsburgh market contains provisions entitling any partner, on or after June 4, 1991, to offer either to buy the partnership interest of the other partner or to sell its partnership interest, in each case at the price per percentage of interest stipulated by the initiating partner, and to require the other partner to elect to accept one of such offers (the "shotgun"). The Company and its other partner have mutually agreed not to trigger the Pittsburgh "shotgun" before September 28, 1995.

     Marketing. In marketing its services, the Company stresses that cellular telephones are affordable and easy to use and produce immediate and direct benefits to subscribers, including increased productivity for the business user and convenience for all subscribers. The Company also emphasizes that it is a locally managed, customer-oriented cellular system operator which is responsive and accommodating to the needs of subscribers.
Like the A Block licensees in many other markets, most cellular entities controlled by the Company conduct business under the service mark "Cellular One."

     The Company follows a strategy of controlled decentralization which allows each regional manager to adapt the Company's general marketing and incentive plans to the particular needs of the markets within his or her cluster, to develop innovative uses for cellular telephones and products which are responsive to local needs, and to set goals for the sales force and dealers. The key elements of all such marketing plans are appealing to potential subscribers, creating public awareness and understanding of the cellular telephone services offered by the Company, developing a sales force and dealer network, reducing the initial investment required by subscribers to obtain cellular service and certifying installation centers.

     Subscribers. While subscribers represent a wide range of occupations, they have traditionally been individuals who work in the construction, contracting, real estate, wholesale and retail industries, service industries and professionals. Because these individuals often work out of their cars during the day, the Company's systems are used primarily between the hours of 7:00 a.m. and 6:00 p.m. Increasingly, the Company's subscribers represent major accounts, such as federal and local governmental agencies, national and regional shipping, delivery and transportation companies and other businesses. Although a majority of the Company's subscribers are business users, a growing share of new customers use the phone principally for safety and convenience. The Company expects this trend to continue as market penetration increases. Over half of the Company's new subscribers purchase a portable unit that is not restricted to car use. The Company believes that hand-held portable cellular telephones will become an increasingly large portion of its subscriber base as the price for such telephones continues to decline.

     Sales Force, Dealers and Retailers. The Company enlists subscribers through an internal sales force and through a network of independent dealers and retailers. Dealers and retailers are independent contractors who solicit customers on a commission basis for the Company's cellular systems.

     The Company's dealers either are in the business of selling or servicing cellular telephones exclusively or are engaged in businesses with customers that are likely to become cellular subscribers. The Company has established and is continuing to pursue multi-state dealer arrangements. The Company has several dealer compensation contracts. Most involve a commission which is paid immediately to the dealer, but with the dealer's retention of all or part of the commission contingent upon the customer keeping the service for a specified period of time (generally between three and six months). Such contracts may also involve the payment of a portion of the commission over time, as service is provided to the subscriber.

     The Company has also been successful in attracting premier national mass market retailers to distribute its products.

     National Marketing. Increasingly, large customers with nationwide needs for cellular services are purchasing these services centrally. Larger corporations generally require a national sales force, special volume purchase discounts, trial programs, central billing, simple rate plans, and national 24-hour customer service. The Company's National Account Services Group coordinates these activities with local markets. To improve these programs, the Company is now operating a central clearing house for all new national account orders and shipping of the cellular telephones to national accounts. The National Account Services Group also accredits local installers, and establishes the Company's national corporate price plan.

     The Company has been authorized to list cellular telephone equipment on the General Services Administration approved schedule, which facilitates the buying process for all federal government agencies.

     Telephones and Installation. The Company purchases telephones under national sales contracts and, as a means of stimulating demand for cellular service, generally sells phones to its dealers and the major accounts it services directly at prices reflecting its costs. The Company cooperates with several cellular equipment manufacturers in local advertising and promotion of cellular equipment.

     There are a number of different types of cellular telephones available, all of which are compatible with cellular systems nationwide. Models vary by type: car-mounted, transportable, and fully portable; by type of transmission: analog and digital; by feature, such as: speed dialing, speakerphone, voice recognition and horn alert; and by price. Prices at which telephones are sold to subscribers vary by market, resulting in part from local competitive forces.

     To ensure quality installation and customer satisfaction, the Company certifies installation centers which meet certain quality control standards.

     Products and Services. The Company generally offers its customers several pricing options. Some options consist of a fixed monthly charge plus additional variable charges per minute of telephone use. A high volume caller might find an option with a high monthly access charge and low per-minute charges to be most economical. Low volume users might choose a different package featuring a low access fee and high per-minute charge. The Company also offers plans with access fees which include a specified number of minutes, with established per-minute charges for usage in excess of the included minutes.

     The Company makes available to subscribers custom calling services such as call-forwarding, call-waiting, three-way calling, no-answer and busy transfer. The Company has also instituted a voice retrieval message system and has or will be installing voice recognition technology in all its cellular systems. The Company also provides news, weather, sports and financial news recordings.

     The Company has also implemented automatic roaming in its cellular systems. With automatic roaming, the Company's subscribers are pre-registered in cellular systems outside the Company's regions. Such subscribers receive service automatically while they are roaming, without having to communicate with the local office in any fashion.

     Data-Over-Cellular. In 1992, the Company, together with several other cellular carriers and IBM, announced a cooperative effort to develop specifications for a packet data technology to be used for transmission of data over cellular communications systems (Cellular Digital Packet Data or "CDPD"). This technology will allow data to be transmitted across existing cellular networks without disrupting or degrading voice traffic and without requiring additional system capacity or spectrum. The technology is designed to serve wireless personal computing devices and a variety of other wireless business applications. The Company and the other participating carriers have funded development of specifications which have resulted in an open industry standard, using existing technology as building blocks. This open industry standard will allow manufacturers to use the same technical requirements, providing widespread service capability. The Company recently commenced offering CDPD services in Las Vegas, Nevada and expects commercial service to begin in its largest markets during 1994.

     Customer Service. The Company recognizes that being responsive to the problems and concerns of its subscribers is critical in a service business. The Company trains and certifies various agents to provide repair services for the Company's subscribers. The Company continually monitors and provides ongoing training for service centers. In addition, the Company operates its markets through an on-site staff, including a branch manager or managers, technicians and customer service representatives.

     Cellular Competition. The FCC awarded only two cellular licenses in each market - an A Block and a B Block license.
During its initial licensing of MSAs and RSAs the FCC reserved the A Block license for a nonwireline company (which in each of the Company's markets is the partnership or other entity in which the Company owns an interest) and the B Block license for an affiliate of a local wireline telephone company. Now, subject to FCC rules, an A Block or a B Block license may be granted to either a wireline or a nonwireline entity, but no entity may control more than one license per market. Only a small number of RSA cellular licenses have not been granted. Each licensee in a market has the exclusive grant of a defined frequency band within that market. The Company also faces competition for wireless communications services in each market from other wireless technologies which provide many of the characteristics of cellular service. See "Competition From Other Technologies".

     Competition is principally on the basis of services and enhancements offered, the technical quality of the system, quality and responsiveness of customer service and price. Competition may be intense. Under applicable law, the Company is required to permit the "reselling" of its services. In certain larger markets and in certain market segments such as national customers, competition from resellers may be significant. There is also competition for dealers.

     The Company believes that in most of its markets the B Block competitor must be viewed as formidable because of its greater assets and resources and more extensive experience in telecommunications. Large amounts of capital are required to build and operate a cellular system, especially for equipment and marketing. Because of their historical affiliation with the local telephone company, the financial and other resources available to the B Block licensees will generally be greater than those available to the Company. In addition, the B Block licensee generally completed construction and commenced operation of its system earlier than the Company's partnership, giving the B Block licensee a significant head start.

     FCC rules require Regional Bell Operating Companies that become cellular operators to create a separate subsidiary to own and operate cellular systems. This requirement is intended to make it more difficult for these companies to engage in anticompetitive activities, such as subsidizing their cellular operations from monopoly landline revenues in order to force cellular competitors out of the market.

     There are currently pending several legislative initiatives which may affect the Company, including proposals regarding the obligation of common carriers such as the Company to provide interconnection or equal access to interexchange carriers and the right of the Regional Bell Operating Companies (which are the Company's primary B Block competitors) to offer or resell
interexchange services.   In light of the uncertainty as to
whether such legislation will be enacted or the final form thereof, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative initiatives or such competition on the Company at this time.

     Competition From Other Technologies. Potential users of cellular systems may find their communication needs satisfied by other current and developing technologies. For example, specialized mobile radio ("SMR") systems, generally used by taxicabs and tow truck services, and other communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets. One-way messaging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to transmit back to the caller.
Other two-way mobile services may also be competitive with the Company's services. For example, the second generation of cordless telephone technology will permit the application of this technology to a public environment. If sufficient demand develops for these types of services, however, current regulation would permit the Company to offer them under its existing licenses.

     In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile radio services ("ESMR") operations, such as Nextel, which are providing cellular-like services in the Company's California markets. A number of other ESMR networks are scheduled to begin either operation or construction in 1994 in other cities as well.

     In September 1993, the FCC adopted rules for the licensing of personal communications services ("PCS"). While the Company and other cellular carriers will be eligible to compete for these licenses, the amount of PCS spectrum that cellular carriers may acquire in their own cellular market areas is limited. Furthermore, the FCC's rules provide for as many as seven PCS licenses in any market area, so the likelihood of additional competition in wireless services has increased. The FCC has also established Rand-McNally Major Trading Areas ("MTAs") and Basic Trading Areas ("BTAs") as the licensing areas for PCS services. Both MTAs and BTAs are larger than a cellular MSA or RSA. In some instances, an MTA may exceed in size the Company's cluster of cellular licenses in a particular geographic region. It is expected that PCS licenses will begin to be awarded in 1994. Several parties to the FCC proceeding including the Company have petitioned for reconsideration of certain aspects of the PCS rules and it is possible that the FCC could amend its rules based on these petitions.

     Some of the PCS spectrum is already used by cellular carriers for microwave transmissions, and the FCC has determined that the existing microwave users must be phased out or relocated to new frequencies once PCS is deployed. However, the FCC's rules enable displaced microwave users to obtain compensation from PCS licensees for vacating PCS spectrum and provide for a transition period before incumbent microwave users are forced to relocate.

     Pursuant to the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993, the FCC will auction the spectrum that it has allocated for PCS licenses. Auctions are scheduled to begin in May 1994. The FCC has recently proposed rules for conducting auctions; these include a provision for the submission of bids to acquire all licenses available within a common spectrum block, thus offering a new PCS entrant the possibility of obtaining national coverage. Because the auction rules are only in preliminary form, it is uncertain how they will affect the Company's competitive position.

The Company's Messaging Operations

     General.   The Company owns messaging businesses operating
in 13 states comprising the fifth largest messaging business in the United States. The Company's messaging businesses provide three services: radio messaging (one-way), conventional mobile communications (two-way) and telephone answering. Radio messaging services are either operator-assisted or fully automated and include tone-alert, silent-alert, tone-and-voice, alpha-numeric and digital display messaging. Mobile communications services include conventional mobile telephone services ("MTS"), Improved Mobile Telephone Service ("IMTS"), air-to-ground services and marine radio.

     The Company's messaging businesses had, as of December 31, 1993, approximately 525,000 messaging units in service in the states of Washington, Oregon, California, Colorado, Utah, Nevada, Alaska, Minnesota, Kansas, Missouri, Arkansas, Oklahoma and Texas. The majority of these subscribers are in locations where the Company owns or has the right or obligation to acquire cellular interests. The Company believes that combining cellular telephone and messaging businesses enables the Company to have a comprehensive personal communications presence in those markets and allows it to realize marketing advantages as well as economies of scale in management services.

     Messaging Services.   Messaging services provide the ability
to contact, by means of a radio-transmitted signal, persons who carry small radio receivers. The caller uses a cellular or landline telephone to reach an assigned telephone number at the service provider's facilities. The assigned number is automatically relayed to the messaging terminal, and the call triggers a signal which is relayed to the terminal's transmitter, and transmitted to the messaging unit. Subscribers to messaging services include medical and legal groups, messenger services, and off-duty emergency personnel. Subscribers typically rent the messaging units on a month-to-month basis and pay a flat monthly fee for messaging services.

     Competition. Competition in the radio messaging industry is intense and includes local radio common carriers, private messaging systems and some FM broadcasters (using the subcarrier channel). In addition, the FCC has allocated 3 MHz of spectrum in the 900 MHz band for new narrowband PCS services that it will auction off in the form of 11 national licenses, 6 regional licenses, 7 MTA licenses and 2 BTA licenses.

The Company's Air-to-Ground Communications Operations

     Through Claircom, the Company holds a license to provide common carrier air-to-ground telecommunications services in the U.S., and holds minority interests in two companies which are licensed to provide similar service in Canada and Mexico. Claircom has entered into agreements to provide digital voice and data services to Alaska Airlines, Inc., American Airlines, Inc., Northwest Airlines, Inc. and Southwest Airlines Co. The agreements with these carriers represent commitments to install Claircom equipment on approximately 1,100 commercial aircraft. Claircom also has entered into an agreement with Air France to install satellite-based equipment on certain international aircraft. Claircom currently offers nationwide service in the U.S. and has installed its equipment on approximately 275 aircraft.

Business of LIN

     LIN is principally engaged in the cellular telephone and media (commercial television broadcasting and specialty publishing) businesses. LIN owns cellular interests representing approximately 27.2 million 1993 pops in New York, Los Angeles, Philadelphia and Dallas-Fort Worth, Houston, Galveston and Newton, Texas and owns seven network-affiliated television stations. LIN also conducts a specialty publishing business through its GuestInformant division. Set forth below is a summary description of LIN's business. For a more complete description, see LIN's current Annual Report on Form 10-K.

     Cellular Operations. LIN, through subsidiaries, holds significant ownership interests in, and participates in the management and operation of, cellular systems in New York, Los Angeles, Philadelphia and Dallas-Fort Worth, Houston, Galveston and Newton, Texas. Five of LIN's cellular markets are in the ten largest MSAs in the United States. The licenses or permits for each cellular telephone market in which LIN has an interest are held by a general partnership in which one of LIN's subsidiaries is a general partner (except for the Philadelphia market, in which the license is held by a corporation). Following is information with respect to the seven cellular systems in which LIN owns an interest.

                                                Market Information
                                                Total
                        LIN's Interests      Population       Market       B Block
Name and Location       Equity   Voting      (000,000s)(1)     Rank(1)   Competition
Cellular One            93.1%   100.0%             14.9          1       NYNEX/Bell
New York                                                                  Atlantic

Los Angeles Cellular    40.0%    50.0%             14.6          2       AirTouch
  Telephone Company                                                       Communications
Los Angeles                                                               (formerly
PacTel)

Comcast Metrophone      49.9%    49.9%              4.9          4       Bell Atlantic
Philadelphia

Metrocel                60.4%    60.4%              4.2          6       Southwestern
Dallas-Ft. Worth                                                          Bell

Houston Cellular        56.3%    50.0%              3.8          8       GTE
  Telephone Company
Houston

Galveston Cellular      34.6%    50.0%              0.2        169       GTE
  Telephone Company
Galveston

Cellular One           100.0%   100.0%              0.2        N/A       GTE
  (Texas RSA-17)
Newton, TX (2)

1/  Source:  Donnelley Marketing Information Services estimate for 1993.
2/  The Company acquired its interest in the Newton, Texas RSA in 1993.

    The agreements governing the New York, Los Angeles, Dallas-Fort Worth, Houston and Galveston partnerships are generally similar and LIN's subsidiaries have or share effective operating control of each partnership. LIN's wholly-owned subsidiaries are general partners in these partnerships, and each of the partnerships is governed by a Partners' or Executive Committee consisting of designated representatives from the partners in the particular partnership. In each case, the applicable partnership agreement generally provides that all rights and obligations (other than voting), such as obligations for capital investment, sharing of profits and losses, and distributions, are based upon percentage ownership. The cellular system serving the Philadelphia market is conducted in the form of a corporation, and Comcast has operating control of the corporation. The participants in each of these partnership or corporate entities are generally responsible for their pro rata share of all capital contributions called for by the governing bodies of such entities, and failure to make such contributions could result in the ownership interest being either forfeited or diluted. Such ownership interests are also subject to restrictions upon the owners' ability to sell, transfer, pledge or otherwise encumber or dispose of such interests under certain circumstances.

    Television Broadcasting. Information with respect to LIN's television stations is set forth in the following table.

                                                                      Number of
                                                                     Commercial
                                                                      Stations
                                        Network          NSI          Operating
Station and Market      Channel       Affiliation   Market Rank(1)    in Market
KXAS-TV
 Ft. Worth-Dallas,     5 (VHF)           NBC               8            4 VHF
 Texas                                                                  8 UHF

WISH-TV
 Indianapolis,         8 (VHF)           CBS              26            4 VHF
 Indiana                                                                4 UHF

WOOD-TV (formerly
 WOTV-TV) Grand        8 (VHF)           NBC              36            3 VHF
 Rapids-Kalamazoo-                                                                2 UHF
 Battle Creek, Michigan

WAVY-TV
 Hampton Roads,       10 (VHF)           NBC              39            3 VHF
 Virginia                                                               2 UHF

KXAN-TV (2)
 Austin, Texas        36 (UHF)           NBC              68            1 VHF
                                                                        3 UHF
WAND-TV
 Decatur-Champaign-   17 (UHF)           ABC              77            1 VHF
 Springfield-Danville,                                                  6 UHF
 Illinois

WANE-TV
 Fort Wayne, Indiana  15 (UHF)           CBS             103            4 UHF
_______________________
(1) Source: Neilsen Station Index ("NSI") - DMA Market Ranking 1993/1994, A.C. Nielsen
    Company.
(2) Station KXAM-TV, Channel 14 (UHF) at Llano, Texas is operated as a satellite station of KXAN-TV in order to increase its coverage area.

    LIN also provides programming and advertising services pursuant to a local marketing agreement to WOTV-41, Battle Creek, Michigan, an ABC affiliate operating on UHF Channel 41. The Grand Rapids-Kalamazoo-Battle Creek market, with a population of approximately 1,683,000, is served by three commercial VHF stations, including station WOOD-TV, which is owned by LIN, and one other commercial UHF television station and three non-commercial UHF television stations.

    Broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew broadcasting licenses, approve the transfer of such licenses, assign frequency bands and determine the location of stations, regulate the apparatus used by stations, establish areas to be served by particular stations, regulate distribution of network programming and syndicated programs, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose certain penalties for violation of those regulations. Both UHF and VHF television licenses issued by the FCC authorize licensees to provide broadcast service on specific channels which cover specified service areas.

    Broadcasting licenses for television stations are granted for a maximum period of five years and they are renewable upon application therefor. During certain periods when a renewal application is pending, competing applicants may file for the frequency in use by the renewal applicant. Competing applicants may be entitled to a comparative hearing in competition with the renewal applicant. As of December 31, 1993, no competing applications had been filed against any of LIN's stations.

    In addition, petitions to deny applications for renewal of licenses may be filed during certain periods following the filing of renewal applications. In recent years, representatives of various community groups and others have filed numerous petitions to deny renewal applications of broadcasting stations. None of LIN's stations are subject to renewal during 1994. Renewal applications must be filed with the FCC four months before the expiration date of the license, and competing applications and petitions to deny must be filed one month prior to the expiration date.

    The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act or the regulations and policies of the FCC thereunder which relate to television broadcasting. Reference is made to the Communications Act, such regulations and the public notices promulgated thereunder by the FCC for further information relating thereto.

    Specialty Publishing.  GuestInformant (managed by
Metromedia) publishes annual, hardcover, high quality publications which are placed in the rooms of distinguished hotels in 33 metropolitan areas. For each of these locations, GuestInformant produces a distinctive magazine, which contains editorial features relating to places of interest in the area and advertisements supporting each magazine published. In select markets, GuestInformant also publishes a Quick City Guide, which is a softcover magazine distributed in hotel lobbies. Editorial and production offices are located in Woodland Hills, California, and sales offices are maintained in New York and most other major cities. Printing is done by independent contractors.

Private Market Value Guarantee

    The Company has entered into the Private Market Value Guarantee ("PMVG") with LIN for the benefit of LIN's stockholders (other than the Company and its affiliates). The PMVG provides among other things that, for as long as the Company and its affiliates beneficially own in the aggregate at least 25% of the outstanding shares of LIN Common Stock ("Shares") on a fully diluted basis or the Company's designees constitute a majority of the Board of Directors of LIN, and any Shares are held by other persons, the following provisions shall apply:

    Independent Directors. Three members of LIN's board of directors (the "Independent Directors") will be independent directors as determined under the New York Stock Exchange Rules (i.e., independent of management of the Company and its affiliates and free of any relationship that, in the opinion of LIN's Board of Directors, would interfere with the exercise of independent judgment). The initial Independent Directors are persons who served on LIN's Board of Directors prior to the completion by the Company of its tender offer for LIN. At each annual meeting of LIN's stockholders, Independent Directors will be nominated by the then current Independent Directors and elected by a Majority Vote of the Public Stockholders, as defined below. Independent Directors will be subject to removal only (a) for cause, (b) if a majority of the Independent Directors approve such removal or (c) if such removal is approved by a Majority Vote of the Public Stockholders.

    "Majority Vote of the Public Stockholders" means (a) the affirmative vote of the holders of at least a majority of the Public Shares present and entitled to vote at any meeting at which the holders of a majority of the Public Shares are present or (b) the action by written consent (in accordance with applicable provisions of Delaware law and LIN's certificate of incorporation and by-laws) of the holders of a majority of the Public Shares. "Public Shares" means Shares not owned by the Company or any of its affiliates.

    Sale of LIN After Five Years. On or about January 1, 1995 (the "Initiation Date"), the Independent Directors will designate an investment banking firm of recognized national standing and the Company will designate an investment banking firm of recognized national standing, in each case to determine the private market value per Share. Private market value per Share is the private market price per Share ("Private Market Price") (including control premium) that an unrelated third party would pay if it were to acquire all outstanding Shares (including the Shares held by the Company and its affiliates) in an arm's length transaction, assuming that LIN was being sold in a manner designed to attract all possible participants (including the Regional Bell Operating Companies) and to maximize stockholder value, including if necessary through the sale or other disposition (including tax-free spin-offs, if possible) of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell Operating Companies).

    Once the Private Market Price is determined pursuant to the procedures provided for in the PMVG, the Company will have 45 days to decide whether it desires to proceed with an acquisition of all of the public shares (an "Acquisition") at that price. If the Company decides to proceed with an Acquisition, it may pay the Private Market Price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that the Independent Directors, after consultation with their investment banking firm, believe in good faith will have an aggregate market value, on a fully distributed basis, of not less than the Private Market Price. If the Company determines to proceed with an Acquisition as set forth above, it will enter into an agreement with LIN (containing customary terms and conditions) and will cause a meeting of stockholders of LIN to be held as soon as practicable to consider and vote thereon. The Acquisition may only be completed if it is approved by a Majority Vote of the Public Stockholders.

    If the Company determines not to proceed with an Acquisition, or if despite the Company's good faith efforts an Acquisition has not been completed within 12 months following the Initiation Date (or, if an Acquisition has been approved by a Majority Vote of the Public Stockholders and is being pursued in good faith by the Company but has not been completed due to regulatory delays or litigation, 20 months following the Initiation Date), the Company will put LIN in its entirety up for sale under direction of the Independent Directors in a manner intended by the Independent Directors to maximize value for all Shares. The sale procedures will be set by the Independent
Directors and may include, if necessary in order to maximize stockholder value, provision for the sale or other disposition of businesses prohibited by legal restrictions to be owned by any particular buyer or class of buyers (e.g., the Regional Bell
Operating Companies). The Independent Directors will select from among the proposed transactions the one or more transactions determined by them (including tax-free spin-offs, if possible) as being most likely to maximize value for all Shares and will cause a meeting of LIN's stockholders to be held as soon as practicable to consider and vote thereon. The Company will not bid unless requested to do so by the Independent Directors. The Company will fully cooperate in this process and, if one or more of the transactions so selected by the Independent Directors are approved by a Majority Vote of the Public Stockholders, will cause all Shares owned by it or its affiliates to be voted in favor thereof. Any sale of LIN would be subject to receipt of FCC and other necessary regulatory approvals.

    If a transaction is presented for approval at a meeting of stockholders as contemplated above and fails to receive the requisite Majority Vote of the Public Stockholders, the Company will have no further rights or obligations to purchase the remaining interest in LIN, but the remainder of the PMVG shall continue to apply to the extent described therein.

    Continuing Stockholder Protections. Except as described above, neither the Company nor any of its non-LIN affiliates may engage in any material transaction (including, without limitation, agreements, such as roaming agreements, which are standard in the industry) with LIN or any of its subsidiaries (other than proportionate as a stockholder of LIN) unless such transaction has been approved by a majority of the Independent Directors.

    Except as described above, neither the Company nor any of its non-LIN affiliates may engage in a merger or consolidation with LIN, or purchase all or substantially all of LIN's assets, unless the transaction is approved not only by a majority of the Independent Directors but also by a Majority Vote of the Public Stockholders. In deciding whether to approve such a transaction, the Independent Directors will be instructed to consider as a fair price per Share the Private Market Price per Share (including control premium) that an unrelated third party would pay if it were to acquire all outstanding Shares (including the Shares held by the Company and its affiliates) in an arm's length transaction, assuming that LIN was being sold in the manner contemplated above. The Independent Directors will retain independent financial advisors and counsel to advise them with respect to any such transaction.

    No transaction will be undertaken, and LIN will not take any action, whether or not approved by a majority of the board of directors of LIN, if the Independent Directors determine in their good faith judgment by unanimous vote that such transaction or action would likely depress the value of LIN on the Initiation Date. In addition, LIN will not acquire or dispose of any business (other than acquisitions of additional cellular interests in markets in which LIN has an interest), whether or not approved by a majority of the board of directors of LIN, if the Independent Directors determine in their good faith judgment by unanimous vote that such acquisition or disposition is not in the best interests of LIN.

    Additional Share Purchases. Except as permitted above, neither the Company nor any of its non-LIN affiliates may purchase additional Shares if, after giving effect thereto, they would beneficially own in the aggregate more than 75% of the outstanding Shares on a fully diluted basis.

    Corporate Opportunities. The Company will direct to LIN, and LIN will have a priority right to pursue, all corporate opportunities to acquire interests in U.S. cellular telephone systems other than those in markets in which the Company has an interest or contiguous to markets in which the Company has such an interest (in the latter instance, however, only if such market is not a market in which LIN has such an interest or contiguous to such a market). For purposes of the foregoing, a party will not be deemed to have an interest in a cellular telephone system solely by reason of such party's ownership of less than a majority equity interest in a public company having such an interest. The Independent Directors will be afforded an amount of time reasonably necessary to consider any such transaction, consistent with any time constraints imposed by the other party to such transaction, and if and for as long as a majority of the Independent Directors desire to pursue such transaction, the Company will not separately pursue that transaction.

    Certain Transferees Bound. Except pursuant to a sale of LIN as described above, neither the Company nor any of its non-LIN affiliates may sell more than 25% of the outstanding Shares on a fully diluted basis to a third party or group unless that third party or group agrees in writing to be bound by the provisions set forth in the PMVG to the same extent as the Company is so bound.

    Amendments. The provisions of the PMVG may be amended in any respect not materially adverse to the holders of Public Shares, but only if the amendment is approved by a majority of the Independent Directors. Any such amendment will promptly be disclosed in a filing with the Securities and Exchange Commission. The determination of the Independent Directors as to whether an amendment is materially adverse to the holders of Public Shares shall be final and shall bind all holders of Public Shares. The provisions of the PMVG may also be amended in any other respect if the amendment is approved by a Majority Vote of the Public Stockholders.

    The foregoing description is only a summary of the PMVG, which has been filed with the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K.

Governmental Regulation

    Cellular. The construction, operation and transfer of cellular systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act. The FCC has promulgated regulations governing the construction and operation of cellular systems, licensing and technical standards for the provision of cellular telephone service.

    For licensing purposes the FCC divided the United States into separate geographic markets (MSAs and RSAs). In each market, the allocated cellular frequencies are divided into two equal blocks. During the initial application process for MSAs and RSAs, the FCC reserved the A Block frequencies for nonwireline applicants (such as the Company) and the B Block for wireline applicants. Now, subject to FCC rules, an A Block or B Block license may be granted to either a wireline or nonwireline entity, but no entity may control more than one cellular system in any MSA or RSA.

    The completion of acquisitions involving the transfer of control of a cellular system requires prior FCC approval and, in certain cases, compliance with the HSR Act and state regulatory approval. Acquisitions of minority interests generally do not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the Company's application for approval of the proposed transfer. The Company expects to receive in the ordinary course FCC approval for the completion of all of its pending acquisitions for which such approval is required and which has not already been obtained.

    When a cellular system has been constructed, the licensee is required to notify the FCC that construction has been completed. Immediately upon this notification, but not before, FCC rules authorize the licensee to offer commercial service to the public. The licensee is then said to have "operating authority." The Company has obtained operating authority for each of its cellular systems that is currently in operation. Initial operating licenses are granted for 10 year periods. The FCC has recently established the procedures and standards for filing renewal applications, filing petitions to deny applications for renewal and conducting comparative renewal proceedings between cellular licensees and challengers filing competing applications. The FCC will award a "renewal expectancy" to cellular operators meeting specific criteria that establish that the licensee has adequately provided service to the public and has complied with applicable rules and regulations. The ruling establishing the process of obtaining a "renewal expectancy" and other procedures for renewal is subject to further FCC review. The Company filed its renewal application for its Minneapolis, Minnesota license in 1993. No competing applications were filed and the application was unopposed. Licenses may be revoked and license renewal applications denied for cause. In addition, if a renewal expectancy is not granted, a license could be awarded to a competing applicant if it prevails in a comparative hearing.

    Under FCC rules, the authorized service area for the Company in each of its markets is referred to as the "cellular geographic service area" or CGSA. The CGSA is comprised of the composite service area of the system's cell sites as measured according to a formula established by the FCC in 1992 and contained in its rules. The CGSA may be coincident with or smaller than the related MSA or RSA. The right to serve areas which fall within the licensee's MSA or RSA but outside of its CGSA is exclusive to such licensee for a period of 5 years from the date the licensee receives authority to construct its system. This ruling and the manner in which the FCC defines the CGSA is currently subject to further FCC and court review. At the conclusion of such 5-year period other entities may apply to serve areas within the MSA or RSA that are unserved by the licensee. If more than one mutually exclusive application is filed for an unserved area, the FCC is considering whether to use its auction authority to choose a winner or whether to award the area by lottery. In March 1993 the FCC began accepting such unserved areas applications and the Company expects that there will be applications filed for unserved areas within MSAs where it holds the initial A Block licenses. The Company expects that any unserved areas within its MSAs will be immaterial to the Company. In addition, the Company intends to file several unserved areas applications to attempt to obtain rights to serve additional territory. Because of the possibility of other competing applications, the Company has no assurance that these applications will be granted.

    The FCC requires landline telephone carriers in each market to offer reasonable interconnection facilities to both cellular systems in the market and to disclose how the B Block licensee will interconnect with the landline network. The A Block cellular licensee has the right to interconnect with the landline network in a manner no less favorable than that of the B Block licensee; it may, however, negotiate interconnection arrangements that are not identical to those provided to the B Block licensee in that market. In addition, the FCC is now considering the issue of whether commercial mobile radio services such as cellular should be required to provide interconnection to their networks to other carriers.

    The FCC's rules also generally require persons or entities holding cellular construction permits or licenses to coordinate their proposed frequency usage and system design with other cellular users and licensees in order to avoid electrical interference between adjacent systems or the capture of another market's subscribers. The height and power of base stations in the cellular system are regulated by FCC rules, as are the type of signals emitted by these stations. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration regulations respecting the marking, lighting, siting and construction of cellular transmitter towers and antennas.

    The FCC has initiated a rulemaking to update its rules which ensure that FCC-regulated transmitters do not expose the public or workers to potentially harmful levels of radio frequency radiation. The Company does not believe that the standards that have been proposed will have any significant impact on the Company or its services.

    The Company is also subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. However, certain states require cellular system operators to go through a state certification process to serve communities within their borders. All such certificates can be revoked for cause. In addition, certain state authorities regulate several aspects of a cellular operator's business, including the rates it charges its subscribers and cellular resellers, the resale of long-distance service to its subscribers, the technical arrangements and charges for interconnection with the landline network and the transfer of interests in cellular systems. The siting and construction of the cellular facilities, including transmitter towers, antennas and equipment shelters may also be subject to state or local zoning, land use and other local regulations.

    Public utility or public service commissions (or certain of the commissioners) and legislators in several states have expressed an interest in examining whether the cellular industry should be more closely regulated by such states. Such regulation could include one or all of the following: regulating the manner in which cellular service is provided to "wholesale" or "bulk" purchasers who resell such service to the public; regulating the provision of cellular service across landline telephone "exchange" or "LATA" boundaries; or mandating that cellular providers allow "equal access" to long-distance providers, thereby allowing cellular subscribers to choose their long-distance provider. There can be no assurance that this does not evidence a future trend in state regulation of the cellular industry.

    Applicable law administered by the FCC requires that the total percentage of shares of the Company owned of record or voted by non-United States persons or entities shall not exceed 25%. Under Article IX of the Company's Restated Certificate of Incorporation, the Company has the right to redeem outstanding shares of its stock if the Board of Directors determines that such redemption is necessary to prevent the loss or secure the reinstatement of any governmental license or franchise held by the Company. Although the Company believes that its foreign ownership is currently less than the 25% limit, because BT USA Holdings, Inc. ("BT USA") owns a significant portion of the 25% permitted foreign ownership and the Company has additional foreign ownership, the Company may, from time to time, redeem stock from non-United States persons or entities.

    The Omnibus Budget Reconciliation Act specifies that cellular and other commercial mobile providers should be subject to similar regulatory treatments, including possible federal pre-emption of state rate and entry regulation. These provisions may reduce some of the Company's regulatory compliance costs and may ensure that competing wireless services do not acquire competitive advantages as a result of disparate regulatory treatment. Nevertheless, in light of the uncertainty as to how the legislation will be implemented, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives on the Company at this time.

    Messaging. FCC regulations control the number of frequencies available to conduct messaging and mobile communications operations. Competition for new frequencies can be intense and any qualified applicant could be granted such a frequency.

    The Company's radio messaging and other radio telecommunications activities are subject to FCC regulation. All channels used in these activities are licensed by the FCC, and future business may be limited by FCC regulations in a variety of areas, including, among other things, regulations restricting the number of available channels. The FCC allocates a limited number of messaging frequencies in a given geographical area and grants licenses for the exclusive use of such channels only upon a satisfactory showing of compliance with FCC regulations. The licenses are generally issued for up to 10-year periods. At the end of the 10 years, a renewal application must be made for the license which will be granted only upon showing compliance with FCC regulations, and continuing service to the public. The Company believes there will not be competition for a license upon the expiration of its initial 10-year period, but there can be no assurance that any license will be renewed. Such licenses are revocable only for specified causes.

    Various states require radio messaging and mobile radio service providers to go through a state certification process prior to providing service in a proposed area. All such certificates can be revoked for cause. State public service commissions may also have regulatory authority over rates charged for messaging, IMTS and MTS service. The siting and construction of messaging and other radio transmitters, antennae and equipment shelters is subject to the same state or local zoning, land use and other local regulations as is the siting and construction of cellular systems.

Employees

    The Company (excluding LIN) has approximately 5,800 employees. LIN has approximately 4,060 employees, including employees in the cellular ventures in which LIN has an interest.

The majority of such employees are not represented by a labor organization. Management considers its employee relations to be good.

Item 2.  PROPERTIES

    To provide service the Company maintains sales and administrative offices, and many transmitter or antenna sites. The Company generally leases all of these facilities, although it does own such premises where it is in the best interests of the Company to do so. See Note 13 to the Company's Consolidated Financial Statements included herein.

Item 3.  LEGAL PROCEEDINGS

    The Company is a party to certain litigation in the ordinary course of business and to routine filings with the FCC and state regulatory authorities, customary regulatory proceedings in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry and other proceedings which management believes are immaterial to the Company.

    In May 1990, a suit was filed in the United States District Court for the District of Columbia against the Company by the former owners (the "Charisma Group") of cellular interests which the Company acquired in 1986 and 1987 and some of which the Company sold in its transaction with Contel Cellular Inc. (the "Charisma Litigation"). The suit alleges that the transaction with Contel breached an agreement that would have required the Company to share with the Charisma Group up to 25 percent of the net capital gains from such sale.

    During the same period that the Company acquired cellular interests from the Charisma Group in 1986 and 1987, the Company also acquired similar interests from Maxcell Telecom Plus, Inc. ("Maxcell"). On November 1, 1993, Maxcell and its parent,
Telecom Plus, Inc. ("TPI") filed a suit in the Circuit Court,
Palm Beach County, Florida alleging that the Company made certain oral representations to the former owners of Maxcell that they would be treated identically to the Charisma Group in connection with their sale of interests to the Company, and that the alleged agreement made by the Company with the Charisma Group violated that oral agreement (the "TPI Litigation"). In an apparent response to defendant's motion to dismiss, plaintiff filed an amended complaint. Plaintiff's allegations in the amended complaint include claims for fraud, breach of contract, breach of implied contract, interference with contract, breach of fiduciary duty, constructive trust, promissory estoppel, breach of covenant of good faith and fair dealing, conspiracy and concealment.
Various types of relief including rescission, reformation, damages and punitive damages are sought. Former owners of Charisma are co-defendants individually and as class defendants.

    The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; no trial date has been set. In the TPI Litigation, defendant's motion to dismiss is still pending. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

    On August 15, 1993, the Company entered into a Memorandum of Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications, Inc. Shareholders Litigation, Consolidated Civil Action No. 12793, described in the Company's Current Report on Form 8-K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the AT&T Transaction and other customary conditions. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company's stockholders in connection with or that arise out of the subject matter of the action, the Company's proposed strategic alliance with AT&T (which was abandoned when the proposed Merger with AT&T was agreed to), the proposed Merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. It is expected that the Company's stockholders separately will be provided a notice containing further information regarding the proposed settlement and related proceedings, including a settlement hearing to be scheduled by the court.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Class A Common Stock has been quoted on the Nasdaq National Market under the symbol MCAWA since the Company's initial public offering on August 21, 1987. On March 17, 1988, the Class A Common Stock began trading on the Pacific Stock Exchange under the symbol MCWA. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Common Stock on the Nasdaq National Market as reported in published financial sources. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year                                   High      Low

1992:
   First Quarter . . . . . . . . . . . 36        28 3/4
   Second Quarter. . . . . . . . . . . 29 3/4    22 3/4
   Third Quarter . . . . . . . . . . . 28 1/4    23 1/8
   Fourth Quarter  . . . . . . . . . . 34 1/4    20 1/4

1993:
   First Quarter . . . . . . . . . . . 41 1/4    31 1/2
   Second Quarter. . . . . . . . . . . 46 1/4    35
   Third Quarter . . . . . . . . . . . 57 3/4    44 3/4
   Fourth Quarter. . . . . . . . . . . 57 5/8    50

1994:
   First Quarter
     (through March 15, 1994). . . . . 54 1/4    48 3/4


    There is no public trading market for the Company's Class B
Common Stock.

    As of March 15, 1994, there were 8,001 holders of record of the Company's Class A Common Stock (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include such a brokerage house or clearing agency as one recordholder). As of March 15, 1994, there were 21 holders of record of the Company's Class B Common Stock, par value $.01 per share.

    The Company has never paid cash dividends on its Class A
Common Stock or Class B Common Stock. The Board of Directors will determine future dividend policy based on the Company's results of operations, financial condition, capital requirements and other circumstances. The McCaw Bank Credit Facilities (as defined below) prohibit the Company from paying cash dividends.

There are also restrictions on the ability of certain of the Company's subsidiaries to pay dividends to the Company. It is not anticipated that any cash dividends will be paid on the Class A Common Stock or Class B Common Stock in the foreseeable future.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Set forth below is selected consolidated historical financial data with respect to the Company for the five years ended December 31, 1993.  During these five years, the Company has been involved in a number of significant transactions.  Therefore, the following selected financial data may not be comparable from year to year.  This data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto for the corresponding periods which are contained herein.  See "Management's Discussion and Analysis of Financial Condition
and Results of Operations" included in Item 7 herein.

                                                               Year Ended December 31,
                                            1993           1992 (2)       1991 (2)       1990(1)        1989
                                                           (In thousands, except per share data)

Statement of Operations Data:
Net revenues . . . . . . . . . . . .      $2,194,810     $1,743,336     $1,365,571     $1,037,453       $504,138
Operating and corporate expenses . .       1,407,574      1,098,645        904,933        736,148        451,999
Depreciation . . . . . . . . . . . .         225,239        179,747        143,231        103,288         65,049
Valuation loss on equipment. . . . .         123,559            --             --             --             --
Amortization of intangible assets. .         178,360        205,452        201,617        149,637        127,312
Income (loss) from operations. . . .         260,078        259,492        115,790         48,380      (140,222)
Other income (expense):
  Interest expense . . . . . . . . .       (394,187)      (490,040)      (577,992)      (496,602)      (245,523)
  Equity in income of
      unconsolidated investees . . .          71,071         40,177         22,874         16,752          6,886
  Provision for preferred stock
    dividend of a subsidiary . . . .       (134,300)      (134,300)      (134,300)       (52,348)            --
  Other, net(3)(4) . . . . . . . . .        (29,944)        39,065         298,609        855,217         90,331
Income (loss) before extraordinary
  item and cumulative effect of
  the change in accounting for
  income taxes . . . . . . . . . . .       (227,282)      (285,606)      (275,019)        371,399      (288,528)
Extraordinary items:  Loss on early
  extinguishment of debt, net of income
  tax benefit in 1993 and income tax
  benefit of prior years' operating
  loss in 1990 . . . . . . . . . . .        (45,034)            --             --         190,919            --
Cumulative effect of the
  change in accounting for
  income taxes . . . . . . . . . . .             --             --     (1,956,346)            --             --
Net income (loss). . . . . . . . . .      $(272,316)     $(285,606)   $(2,231,365)       $562,318     $(288,528)
Weighted average number of
  common and common
  equivalent shares
  outstanding  . . . . . . . . . . .         202,948        182,675        181,487        182,424        148,158
                                                           (continued)

                                                               Year Ended December 31,
                                            1993           1992 (2)       1991 (2)       1990(1)        1989
                                                           (In thousands, except per share data)

Statement of Operations Data (con't.):
Per share amounts:
  Income (loss) before
    extraordinary items and
    cumulative effect of the
    change in accounting for
    income taxes . . . . . . . . . .         $(1.12)        $(1.60)        $(1.62)          $1.92        $(2.07)
  Extraordinary items: Loss on early
    extinguishment of debt in 1993
    and income tax benefit in 1990 .          (0.22)            --             --            1.05            --        --
  Cumulative effect of the
    change in accounting
    for income taxes . . . . . . . .             --             --         (10.78)            --             --
  Net income (loss). . . . . . . . .         $(1.34)        $(1.60)       $(12.40)          $2.97        $(2.07)

Balance Sheet Data:
Working capital (deficit). . . . . .       $(91,459)        $71,674       $146,757       $288,970       $773,417
Property and equipment, net. . . . .      1,616,480       1,439,058      1,196,482        874,725        630,264
Total assets . . . . . . . . . . . .      9,064,929       8,955,445      8,727,637      8,714,165      3,041,344
Net deferred tax liability . . . . .      1,955,687       1,899,581      1,993,920         40,047           - -
Long-term portion of debt
   and mandatory repurchase
   obligation. . . . . . . . . . . .      4,989,746       5,562,393      5,281,742      5,289,236      1,786,376
Redeemable preferred stock of
   a subsidiary. . . . . . . . . . .      1,305,248       1,170,948      1,036,648        902,348           - -
Total stockholders' investment
  (deficiency) . . . . . . . . . . .        (37,904)      (409,741)      (135,623)      2,044,711      1,003,969

(1) Effective January 1, 1990, the Company prospectively changed its amortization period for cellular licensing costs from 10 years to 40 years to conform more closely with industry practices.  The effect of this change for the year ended December 31, 1990 was to reduce amortization of intangible assets $153.1 million, increase equity in income of unconsolidated investees $99.3 million, increase net income $242.4 million and increase net income per common share $1.33.  In addition, during 1990, the Company acquired controlling interest in LIN Broadcasting ("LIN") and
    LIN acquired controlling interest in the A Block licensee in New York City.
(2) The retroactive adoption of SFAS No. 109, effective January 1, 1991, increased net loss in 1991 by the cumulative effect of the change in accounting for income taxes of $1,956.3 million or $10.78 per share, increased 1992 and
    1991 amortization of intangibles by $1.0 million and $0.2 million, respectively, and increased 1992 and 1991 other, net by $80.1 million and $76.3 million, respectively.  The adoption decreased the loss per share before extraordinary item and cumulative effect of the change in accounting for income taxes by $0.43 to a loss of $1.60 in 1992 and by $0.42 to a loss of $1.62 in 1991.  The effect of the adoption on the December 31, 1992 and 1991 balance sheets was to increase total assets by $39.5 million and $10.9 million, respectively; increase deferred tax liability by $1,861.1 million and $1,911.7 million, respectively; and negatively impact stockholders' investment
    (deficiency) by $1,801.2 million and $1,880.3 million, respectively.
(3) Includes $243 million in pre-tax gain and related taxes on the BellSouth Transaction for the year ended December
    31, 1991 and $1,158 million in gain and related taxes on the Contel Transaction for the year ended December 31,
    1990.
(4) The year ended December 31, 1993 includes $79 million in nonrecurring charges associated with the McCaw Bank Credit
    Facilities; $91.5 million in after tax gains recognized on the sale of the Company's Upstate New York and certain
    Kansas cellular interests and $49.6 million increase in tax expense resulting from the adjustment of the Company's tax liability to reflect the increase in federal tax rates from 34% to 35%.

Selected Proportionate Cellular Operating Data
    The following table sets forth unaudited, supplemental financial data for the Company's cellular segment reflecting proportionate consolidation of entities in which the Company has a substantial interest. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles. The proportionate cellular operating data reflects the Company's ownership percentage of systems consolidated for financial reporting purposes (including approximately 52% of LIN's proportionate results) and the Company's ownership percentage of certain of its significant unconsolidated investees (which are accounted for on the equity method for financial reporting purposes).

                                      Year Ended December 31,
                                  1993         1992(4)      1991(4)
                                             ($ in thousands)

Service revenue              $1,646,630     $1,284,402    $  974,505
Equipment revenue, net              286          1,342           191
  Net revenues                1,646,916      1,285,744       974,696
Direct costs and expenses
  excluding marketing           513,051        413,350       323,507
Marketing expenses              393,629        301,162       257,650
Depreciation                    195,573        151,169       120,250
Valuation loss on equipment      93,786            --            --
Amortization of intangible
  assets                        178,214        229,050       223,480
  Total operating costs       1,374,253      1,094,731       924,887
Operating income
  proportionate basis          $272,663       $191,013       $49,809
Proportionate subscribers(1)  1,934,000      1,366,000       985,000
Proportionate pops(2)(3)     61,600,000     60,400,000    57,400,000

(1) As of December 31, 1993, 100% of subscribers in markets which the Company (exclusive of LIN) owned at least a 50% interest in plus 100% of the subscribers of the cellular systems serving the CMT Partnership was 1,602,000 and average penetration in such markets was 3.10%. The Company's (exclusive of LIN's) proportionate share of subscribers based on its December 31, 1993 ownership position in markets where it owned an interest was 1,481,000. As of December 31, 1993, 100% of subscribers in markets in which LIN owned an interest was 1,434,000 and average penetration in such markets was 3.34%. LIN's proportionate share of such subscribers based on its ownership position at December 31, 1993 was 865,000.
(2) Calculated by multiplying (i) the Donnelley Marketing Service estimate of current population in a market by (ii) the percentage ownership interest which the Company owned, or had the right or obligation to acquire, in the A Block licensee for that market. As of December 31, 1993, the Company (exclusive of LIN) owned
    47.4 million proportionate pops and LIN owned 27.2 million proportionate pops.

(3) Excludes 0.9 million, 0.4 million and 2.3 million proportionate pops for the periods ended December 31, 1993, 1992 and 1991, respectively, which are not reflected in the supplemental financial data for the Company's cellular segment set forth above because the effect on such results would not be material. Such pops consisted primarily of pending acquisitions and minority interests accounted for by the cost method for financial reporting purposes.
(4) During the first quarter of 1993, the Company retroactively adopted SFAS No. 109, effective January 1, 1991. The effect on the proportionate cellular operating data was to increase amortization expense and decrease operating income by $1.0 million in 1992 and $0.2 million in 1991.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The Company completed a sale of properties to BellSouth Corporation in September 1991. Results of operations for the properties sold are included in the Company's results through the date of sale. Exclusive of the effect of significant acquisitions and dispositions, the Company's revenues and cash flows (as defined in the McCaw Bank Credit Facilities) have historically grown at significant rates. While the Company expects its revenues and cash flows to continue to grow in the future, there can be no assurance that this will occur or that the rates of growth will equal the rates achieved by the Company in prior periods. Indeed, as absolute levels of revenues and cash flows increase, it is expected that the percentage rate of growth will decline.

    There are several legislative and regulatory initiatives at the federal and state levels that are expected to result in the allocation of additional spectrum for use for mobile communications services, and may result in the modification of rights held by providers of mobile communications services and the modification of relationships between facilities-based cellular carriers and resellers of cellular services. See "The Company's Cellular Operations-Cellular Competition" and "Governmental Regulation." The Company believes these initiatives will continue and will result, in some cases, in additional competition for the Company. One entity has already been authorized to provide a cellular-like mobile service in certain markets of the Company (in addition to the B Block cellular competition) commencing in 1993 and 1994. The Company also intends to pursue rights to offer additional mobile communications services. In light of the uncertainty as to the eventual outcome of any of these specific initiatives, including as to the nature and timing of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives or such competition on the Company at this time. For each of the reasons set forth above, results of operations for the periods discussed herein are not necessarily indicative of the Company's future results and are not necessarily comparable.

    During the first quarter of 1993, the Company retroactively adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1991. The adoption of SFAS No. 109 as of January 1, 1991 required the Company to record a cumulative effect of the change in accounting for income taxes, increasing the Company's net loss in 1991 by $1,956.3 million with a corresponding increase in deferred tax liability. This change in accounting for income taxes has no effect on cash flow and will reduce

(increase) the income tax expense (benefit) the Company will recognize in future periods as the difference in the book and tax basis of the intangible assets is reduced. See Note 1 to the Company's consolidated financial statements included herein.

    Certain reclassifications have been made to the 1992 segment information to conform with the 1993 presentation. See Note 14 to the Company's consolidated financial statements included herein for further information regarding the Company's business segments.

Years Ended December 31, 1993 and 1992

Net Revenues

    Consolidated net revenues increased 26 percent to $2,194.8 million for 1993 compared with $1,743.3 million for the year ended December 31, 1992. Net revenues of the Company's cellular operations for the year ended December 31, 1993 were $1,919.4 million and represented 87 percent of the total consolidated net revenues of the Company for the year. Net revenues for the year ended December 31, 1993 of the broadcast segment and messaging and other segments were $145.5 million and $129.9 million, respectively and accounted for 7 percent and 6 percent, respectively, of the Company's consolidated net revenues for the year.

    Net revenues for the Company's cellular operations increased 29 percent to $1,919.4 million for 1993 compared with $1,486.2 million for the year ended December 31, 1992, despite a gradual decrease in average revenue per cellular subscriber, a trend that the Company expects may continue as the subscriber base continues to grow.

    Net revenues for the Company's broadcast operations increased 2 percent to $145.5 in 1993 from $142.9 million in 1992. Excluding cyclical political and Olympic revenues from both years, the net broadcast revenues increased 6 percent in 1993 compared to 1992.

    Net revenues grew 14 percent in the messaging and other segment to $129.9 million in 1993, with the increase due primarily to the continuous growth of messaging net revenues. Total messaging net revenues continue to grow due to an increase in the messaging subscriber base, through both acquisitions and growth in existing markets. 1993 messaging net revenue per subscriber declined slightly from 1992, a trend the Company expects may continue as the messaging subscriber base continues to grow.

Operating Expenses

    Consolidated operating expenses, exclusive of corporate expenses, for the year ended December 31, 1993 were $1,385.2 million, an increase of $306.1 million or 28 percent, from December 31, 1992. A significant portion of these expenses was associated with the Company's cellular operations which accounted for 85 percent of the Company's total operating expenses for the year ended December 31, 1993.

    Operating expenses for the cellular segment, exclusive of depreciation, amortization and valuation loss on equipment, increased to $1,174.7 million, an increase of $263.4 million or 29 percent, from the year ended December 31, 1992. A significant portion of this increase resulted from an increase in cost of equipment sales and marketing costs incurred as a result of the Company's 27 percent increase in new cellular subscribers in 1993 over 1992. Operating expenses as a percentage of net revenues for the cellular segment remained constant at 61 percent for 1993 and 1992. Operating costs associated with the broadcast operations increased $3.0 million, or 4 percent from the year ended December 31, 1992. Total operating expenses, exclusive of depreciation and amortization, for the broadcast operations for 1993 were $79.1 million. These costs as a percentage of net revenues of the broadcast operations increased slightly from 53 percent in 1992 to 54 percent in 1993. Operating expenses, exclusive of depreciation and amortization, of the messaging and other segment increased by 43 percent over 1992 to $131.4 million for 1993. The significant portion of this increase resulted from the Company's start-up air-to-ground communications operations.

    Depreciation and amortization increased from $385.2 million in the year ended December 31, 1992 to $403.6 million for the same period in 1993. Contributing to the 5 percent increase in depreciation and amortization was the Company s improvement and expansion of its existing cellular, messaging and air-to-ground systems offset in part by a decrease in amortization expense due to fully amortized assets. Depreciation and amortization is expected to increase due to continued improvement and expansion of the Company s cellular, messaging and air-to-ground systems, including the implementation of digital cellular service. During 1993, the Company recognized a valuation loss on equipment of $123.6 million associated with replacing and upgrading certain cellular equipment in its Minnesota, Rocky Mountain and Southwest markets. This valuation loss represents the excess of net book value of the cellular equipment being replaced over the estimated realizable value as of its replacement date. See Note 4 to the Company's consolidated financial statements included herein regarding the replacement and upgrade of certain of the Company's cellular equipment.

Other Income and Expenses

    Interest expense was $394.2 million in 1993, a $95.9 million or 20 percent decrease from 1992. This decrease resulted from reductions in the applicable margin and base borrowing rates on the McCaw Bank Credit Facilities and LIN's credit facilities offset by increased borrowings under the McCaw Bank Credit Facilities. On April 5, 1993, the Company redeemed all of its outstanding convertible senior subordinated debentures. There were approximately $400 million of these debentures outstanding at redemption. The Company recognized a savings of interest expense of approximately $31 million in 1993 as a result of the redemption of these debentures. On December 31, 1993, the Company redeemed its approximate $1.2 billion of remaining publicly held fixed rate debt and replaced it with lower cost borrowings on its Bank Credit Facilities. This redemption should result in significant future interest savings.

    Gain on disposition of assets, net was $141.2 million for the year ended December 31, 1993. This gain consists primarily of the gain recognized on the sale to Associated Communications Corporation of the Company's interests in the A Block cellular systems in Albany, Glens Falls and Rochester, New York and the gain recognized on the sale of the Company's Wichita and Topeka systems to PacTel.

    Equity in income of unconsolidated investees was $71.1 million in 1993 compared with $40.2 million in 1992. This increase is primarily attributable to lower amortization expense due to fully amortized assets.

    Other expense of $76.3 million for the year ended December 31, 1993 primarily represents nonrecurring charges associated with the Company's Bank Credit Facilities. See "Liquidity and Capital Resources" and Note 7 to the Company's consolidated financial statements included herein regarding the Company's Bank Credit Facilities.

    A tax benefit of $35.0 million was recognized for the year ended December 31, 1992 primarily due to the reversal of deferred taxes established on the difference in the book and tax basis of certain intangible assets as a result of the retroactive implementation of SFAS No. 109. The tax expense of $97.9 million for 1993 includes a one time charge of $49.6 million required under SFAS No. 109 as a result of the change in the federal corporate tax rate to 35 percent from 34 percent as well as state and federal taxes applicable to the gains on dispositions of assets. The 1993 expense was offset in part by tax benefits associated with other 1993 expenses and the reversal of deferred taxes established on the difference in the book and tax basis of certain intangible assets as a result of SFAS No. 109.

    During the fourth quarter of 1993, the Company recognized an extraordinary loss, net of income tax benefit, of $45.0 million on the early extinguishment of its public debt. See Note 7 to the Company's consolidated financial statements included herein regarding the redemption.

    For the reasons discussed above the net loss of $285.6 million in 1992 decreased to a net loss of $272.3 million in 1993.


Years Ended December 31, 1992 and 1991

Net Revenues

    Consolidated net revenues increased 28 percent to $1,743.3 million for 1992 compared with $1,365.6 million for the year ended December 31, 1991. Net revenues of the Company's cellular operations for the year ended December 31, 1992 were $1,486.2 million and represented 85 percent of the total consolidated net revenues of the Company for the year. Net revenues for the year ended December 31, 1992 of the broadcast and messaging and other segments were $142.9 million and $114.2 million, respectively and accounted for 8 percent and 7 percent, respectively, of the Company's consolidated net revenues for the year.

    Net revenues for the Company's cellular operations increased 31 percent to $1,486.2 million for 1992 compared with $1,135.2 million for the year ended December 31, 1991, despite a gradual decrease in average revenue per cellular subscriber, a trend that the Company expects may continue as the subscriber base continues to grow. The effect on the Company's cellular operations of the continued weakness of the California economy was offset by unexpected strength from the Company s Florida properties, arising at least in part from Hurricane Andrew.

    Net revenues for the Company's broadcast operations increased 10 percent to $142.9 million in 1992 from $129.5 million in 1991. Improved economic conditions in many of the Company's broadcast market areas stimulated growth in advertising spending. The broadcast operations also benefited from the election year activity; political advertising revenues contributed 26% to the total increase in net revenues.

    Net revenues grew 13 percent in the messaging and other segment to $114.2 million in 1992, with the increase due substantially to the continuous growth of messaging net revenues. Although 1992 messaging net revenue per subscriber declined slightly from 1991, a trend the Company expects may continue as the messaging subscriber base continues to grow, total messaging net revenues continue to grow due to an increase in the messaging subscriber base, both through acquisition and growth in existing markets.

Operating Expenses

    Consolidated operating expenses, exclusive of corporate expenses, for the year ended December 31, 1992 were $1,079.1 million, an increase of $190.7 million or 21 percent, from December 31, 1991. A significant portion of these expenses was associated with the Company's cellular operations which accounted for 84 percent of the Company's total operating expenses for the year ended December 31, 1992.

    Operating expenses for the cellular segment, exclusive of depreciation and amortization, increased to $911.3 million, an increase of $165.8 million, or 22 percent, from the year ended December 31, 1991. This increase in operating expenses resulted primarily from an increase in marketing and administrative costs incurred as a result of the increase in the segment's subscriber base. Operating expenses as a percentage of net revenues for the cellular segment decreased to 61 percent for 1992 compared to 66 percent for 1991. This trend is primarily due to the economies of scale resulting from growth in the Company's subscriber base. Operating costs associated with the broadcast operations increased $7.1 million, or 10 percent from the year ended December 31, 1991. Total operating expenses, exclusive of depreciation and amortization, for the broadcast operations for 1992 were $76.2 million. These costs as a percentage of net revenues of the broadcast operations remained constant from 1991 to 1992 at 53 percent. Operating expenses, exclusive of depreciation and amortization, of the messaging and other segment increased by 24 percent over 1991 to $91.6 million for 1992. A significant portion of this increase resulted from the Company's start-up air-to-ground communications operations.

    Depreciation and amortization increased from $344.8 million in the year ended December 31, 1991 to $385.2 million for the same period in 1992. Contributing to the 12 percent increase in depreciation and amortization was the Company s improvement and expansion of its existing cellular and messaging systems. In the future, depreciation and amortization will continue to increase due to continued improvement and expansion of the Company s cellular and messaging systems, including the implementation of digital cellular service.

Other Income and Expenses

    Interest expense was $490.0 million in 1992, an $88.0 million or 15 percent decrease from 1991. The majority of this decrease resulted from a reduction in the applicable margin and base borrowing rates on the McCaw Bank Credit Facilities and LIN's credit facilities offset by increased borrowings under the McCaw Bank Credit Facilities. Interest expense is expected to be at or above current levels in the foreseeable future (see
"Liquidity and Capital Resources") for the Bank Credit Facility.

    Interest income decreased 41 percent to $17.9 million for the year ended December 31, 1992 primarily as a result of lower yields on investments. Equity in income of unconsolidated investees was $40.2 million in 1992 compared with $22.9 million in 1991. This increase is primarily due to improved operating results of BACTC and the LIN unconsolidated investees.

    The year ended December 31, 1991 includes a net pre-tax gain on assets sold of $249.5 million resulting primarily from the BellSouth Transaction. The Company also recognized a gain of $6.2 million on the exchange of $68.7 million principal amount of outstanding debentures during 1991. This gain is reflected as a nonrecurring benefit in other income and expense.

    The tax benefit of $26.8 million in 1991 reflects taxes recognized on the BellSouth Transaction and state income taxes offset by the benefit recognized from the adoption of SFAS No. 109 due to the reversal of deferred taxes established on the difference in the book and tax basis of certain intangible assets. The tax benefit of $35.0 million for 1992 is primarily the result of state income taxes in McCaw markets and state and federal income taxes attributable to LIN markets offset by reversals of deferred taxes related to SFAS No. 109. Excluding the impact of the adoption of SFAS No. 109, income tax expense would have been $49.5 million in 1991 and $45.1 million in 1992.

    Minority interest in income of consolidated subsidiaries increased from $14.0 million in 1991 to $16.3 million for 1992. This increase is primarily due to improved operating results of less than 100 percent owned consolidated subsidiaries partially offset by the consolidation of the operations of Claircom.

    The year ended December 31, 1991 includes a $1,956.3 million cumulative effect of the change in accounting for income taxes as a result of the retroactive adoption of SFAS No. 109. See Note 1 to the Company's consolidated financial statements included herein.

    For the reasons discussed above the net loss of $2,231.4 million in 1991 decreased to a net loss of $285.6 million in 1992. Excluding the impact of the adoption of SFAS No. 109, net loss would have been $364.7 million in 1992 and $351.1 million in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    The Company utilizes capital to make acquisitions of cellular and messaging interests (which may include the acquisition of stock of publicly traded corporations), to complete the construction of and to operate and expand its communications systems, to fund start-up operating losses for its transmitting systems and to cover interest payments on its indebtedness. Moreover, as subscribers are added and usage increases, it will be necessary to make additional capital expenditures for the purchase of additional sites and operating equipment. The Company is in the process of changing cellular equipment to accommodate the transition from analog to digital cellular service. The conversion from analog to digital equipment will require significant expenditures but will expand the capacity of the Company's cellular systems. The Company expects its additional capital expenditures in 1994 in connection with the planned expansion of digital service to be approximately $110 million and otherwise expects that it will continue to invest cash to grow its businesses at levels similar to or in excess of its 1993 investing activity.

    Cash provided by operating activities totaled $294.5 million in 1993, an increase of $132.9 million from 1992's total of $161.6 million. A significant portion of the Company's cash provided by operations is derived from the Company's cellular operations.

    Interest expense decreased 20 percent from the year ended December 31, 1992 to $394.2 million for the year ended December 31, 1993. This decrease resulted from reductions in the applicable margin and base borrowing rates on the McCaw Bank Credit Facilities and LIN's credit facilities offset by increased borrowings under the McCaw Bank Credit Facilities. The Company redeemed all of its outstanding convertible senior subordinated debentures on April 5, 1993. There were approximately $400 million of these debentures outstanding at redemption. The Company recognized a savings of interest expense of approximately $31 million in 1993 as a result of the redemption of these debentures. On December 31, 1993, the Company redeemed its approximate $1.2 billion of remaining publicly held fixed rate debt and replaced it with lower cost borrowings on its Bank Credit Facilities. This redemption should result in significant future interest savings.

    The Company does not expect that its operations will generate sufficient cash to meet its expenditure requirements for the next few years. Historically the Company has raised capital through the issuance of public indebtedness, bank borrowings and the sale of equity or assets. For example, in February 1994, in connection with the pending Merger of the Company with a subsidiary of AT&T, AT&T and the Company entered into a credit agreement under which an aggregate of $350 million is available for the Company's financing of certain acquisitions and other business opportunities. In addition, AT&T has agreed to purchase approximately 11.7 million newly issued shares of Class A Common Stock for a total purchase price of $600 million in the event that the AT&T Merger Agreement is terminated.

    There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company. The Company will be required by the terms of the McCaw Bank Credit Facilities to apply the proceeds of certain asset sales to the repayment of loans thereunder.

    The Company's indebtedness is due and payable over a several year period. The revolving period under the McCaw Bank Credit Facilities ends on March 31, 1996, at which time the obligation to repay principal commences. See Note 7 to the consolidated financial statements included herein. If the Company does not have sufficient internally generated funds to repay its indebtedness at maturity, it may issue additional indebtedness, sell equity or sell assets to refinance such maturing indebtedness. There can be no assurance that such issuances or sales will be possible or, if carried out, that the terms thereof will be favorable to the Company or its security holders.

    In connection with its acquisition of a controlling interest in LIN in 1990, the Company entered into the PMVG for the benefit of the public stockholders of LIN. See "Business--Private Market Value Guarantee." Pursuant to the PMVG, the Company is required, beginning January 1, 1995, either to offer to purchase the remaining outstanding shares of LIN at private market value (an "Acquisition") or put LIN in its entirety up for sale. If the Company decides to proceed with an Acquisition, it may pay the purchase price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that the Independent Directors believe in good faith will have an aggregate market value on a fully distributed basis of not less than the private market value purchase price. If the Company determines not to proceed with an Acquisition, there can be no certainty that LIN will be sold to a third party. The Company s completion of an Acquisition may diminish the Company s liquidity, either through draws by the Company on outstanding facilities, the refinancing of such facilities or the issuance of securities which, by their nature, may limit the ability of the Company to issue further securities for other purposes. Conversely, if LIN is sold, it is likely that such transaction will enhance the Company s liquidity.
There can be no assurance as to whether the Company will determine to make an Acquisition or not or, if it does determine to proceed with an Acquisition, what the price for the remaining outstanding interest in LIN will be, the manner in which it will be financed and what effect the payment of such purchase price will have on the Company s liquidity.

    It is the Company s policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, such as the CMT Partners transaction, the redemption of public debentures, the sale of stock to AT&T and the proposed merger with AT&T. The Company will continue to explore other such opportunities, which could include sales of assets or equity, joint ventures, reorganizations or further recapitalizations. There can be no assurance that any further such transactions will be undertaken, or, if undertaken, will be favorable to stockholders.

McCaw Bank Credit Facilities

    Under the McCaw Bank Credit Facilities, interest is payable at the applicable margin above, at the Company's discretion, the prevailing prime, LIBOR or CD rate. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined on the basis of the Company's ratio of adjusted total debt (as determined under the McCaw Bank Credit Facilities) to cash flow (i.e., net income, excluding extraordinary items, plus depreciation, amortization, interest expense, reserves for deferred taxes and other noncash items deducted in determining net income). For example, if the ratio was 6.0 to 1 or greater, the applicable margin for LIBOR, CD and prime loans would be 1-5/8%, 1-3/4% and 5/8%, respectively, while if the ratio was less than 4.5 to 1, such margins would be 1-1/8%, 1-1/4% and 1/8%, respectively. Beginning on March 31, 1996 and at the end of each fiscal quarter thereafter until the maturity date (which will be on or about March 31, 2000), the Company will be required to make payments amortizing the amount outstanding under the McCaw Bank Credit Facilities on December 31, 1995. In addition, the Company will be required to apply cash proceeds from certain sales of assets not reinvested in similar assets, and, after January 1, 1996, all excess cash flow, to the prepayment of loans.

    The McCaw Bank Credit Facilities contains covenants restricting certain activities by the Company and its restricted subsidiaries, including, without limitation, restrictions on (i) investments in unrestricted subsidiaries, (ii) the incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments of subordinated indebtedness, (vi) creation of liens, and (vii) issuance of preferred stock.

    In addition, the Company and its subsidiaries are required to maintain compliance with certain financial covenants set forth in the McCaw Bank Credit Facilities. The Company is required to maintain certain ratios of combined outstanding indebtedness to the number of pops owned. The Company is also required to maintain ratios of senior debt and combined debt to cash flow in compliance with amounts specified in the McCaw Bank Credit Facilities. Substantially all the Company's assets, consisting of the stock of its first-tier (i.e., direct) subsidiaries, are pledged as security for repayment of amounts due under the McCaw Bank Credit Facilities.

    Although the Company is currently in compliance with all covenants under the McCaw Bank Credit Facilities, because the ratios of indebtedness to cash flow required to be maintained by the McCaw Bank Credit Facilities decrease each quarter through 1996, it will be necessary over that time period for the Company either to continue to increase cash flow or to reduce debt in order to remain in compliance.

    The McCaw Bank Credit Facilities contains customary events of default, including (i) failure to make principal or interest payments when due, (ii) failure to comply with covenants, (iii) misrepresentations, (iv) defaults on other indebtedness, (v) material adverse change in the business, condition, operations, performance or properties of the Company, (vi) unpaid judgments, and (vii) standard ERISA and bankruptcy defaults. In addition, it shall be an event of default if, except in connection with the AT&T Merger, the Designated Party under the McCaw Shareholders Agreement fails to be entitled to appoint a majority of the Board of Directors of the Company or if the McCaw Family (as defined below) fails to hold at least 20 million shares subject to the McCaw Shareholders Agreement.

    The ability of the Company to comply with the covenants contained in the McCaw Bank Credit facilities may be affected by events beyond its control. If the Company fails to service its indebtedness or satisfy the covenants contained in the McCaw Bank Credit Facilities or the agreements relating to its other indebtedness, the Company will be in default. In such an event, holders of the Company's indebtedness will be able to exercise their rights including the right to declare all the borrowed funds and interest thereon immediately due and payable. If the Company were unable to repay such indebtedness, the holders of such indebtedness could proceed against their collateral, if any. Substantially all the Company's assets, including its stock in subsidiaries and its ownership interests in entities holding cellular licenses, are pledged or encumbered as security for indebtedness.

LIN's Credit Facilities

    LIN has arranged financing through two bank facilities. LIN Cellular Network, Inc. ("LCNI"), a wholly-owned subsidiary of LIN (owning all of LIN's cellular operations other than Philadelphia), has an aggregate of $1,480 million outstanding and $240 million available as of December 31, 1993 (the "Cellular Facility"). LIN Television Corporation ("LTC"), a wholly-owned subsidiary of LIN (owning all of LIN's television operations other than WOOD-TV), has $222 million outstanding and no additional amounts available as of December 31, 1993 (the "Broadcast Facility"), (collectively, the "LIN Bank Credit Facilities").

    During the second quarter of 1993, LIN renegotiated its Cellular Facility. This resulted in an extension in the commencement of amortization of the $400 million revolving portion of the Cellular Facility from September 1993 to March
1996 and a change in certain financial covenants and other terms.

    LIN's credit facilities prohibit the payment of dividends and distributions to LIN by its major operating subsidiaries, thereby effectively limiting the ability of LIN to transfer funds to the Company.

    Funds available under the McCaw Bank Credit Facilities can only be utilized by the Company and certain of its subsidiaries other than LIN. Proceeds from LIN's credit facilities are only available to LIN and its subsidiaries. For additional information regarding LIN's credit facilities, see LIN's current Annual Report on Form 10-K.

LCH's Redeemable Preferred Stock

    On August 10, 1990, LIN completed its acquisition of Metromedia Company's interest in the New York City A Block licensee (the "Metromedia Transaction"). In addition to the cash portion of the purchase price for the Metromedia interests, LIN's subsidiary, LCH Communications, Inc. ("LCH"), issued $850 million of newly issued Class A Redeemable Preferred Stock (the "LCH Preferred Stock") to Metromedia. Metromedia has subsequently transferred the LCH Preferred Stock to a subsidiary of Comcast Corporation. The holder of the LCH Preferred Stock is entitled to appoint two members of the LCH Board of Directors and will be entitled to dividends if and when declared by the Board. LCH may redeem the LCH Preferred Stock at any time at a price equal, at its option, to either:

(1) all of the issued and outstanding capital stock of LCH's subsidiary ("LIN-Penn"), which holds GuestInformant and LIN's ownership interest in the Philadelphia A Block cellular system, plus cash equal to 15 percent of the fair market value of all businesses (currently, only WOOD, formerly WOTV, LIN's broadcast business in Grand Rapids - Kalamazoo - Battle Creek, Michigan) then operated by LCH (the "Operating Business Portion"); or

(2) a cash amount equal to the greater of (a) the fair market value of the issued and outstanding capital stock of LIN-Penn plus the Operating Business Portion and (b) $850 million, plus, in each case, dividends which would have accrued on the LCH Preferred Stock from the issuance date (to the extent not previously paid) at the rate of 15.8 percent per year.

    LCH is required to redeem the LCH Preferred Stock in the year 2000 (if not redeemed prior to such time) at a price comparable to that described above. In certain circumstances, the holder of the LCH Preferred Stock may require the corporate parent of LCH to purchase the LCH Preferred Stock.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and supplementary data, together with the reports of Arthur Andersen
& Co., independent public accountants and Ernst & Young, independent auditors, are included elsewhere herein. Reference is made to the "Index to Financial Statements" immediately preceding page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information under the captions "Election of Directors," "Executive Officers," and "Section 16 Compliance" in the Company's Proxy Statement relating to its 1994 annual meeting of stockholders (the "Proxy Statement").

Item 11.      EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information under the captions "Election of Directors" and "Compensation of Executive Officers" in the Proxy Statement.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    There is hereby incorporated by reference the information under the caption "Security Ownership of Certain Beneficial
Owners and Management" in the Proxy Statement.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information under the caption "Compensation Committee Interlocks and Insider
Participation" and "Certain Transactions" in the Proxy Statement.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Consolidated Financial Statements of McCaw Cellular
         Communications, Inc. and Subsidiary Companies:

         - Report of Arthur Andersen & Co., Independent Public
           Accountants
         - Report of Ernst & Young, Independent Auditors
         - Balance Sheets as of December 31, 1993 and 1992
         - Statements of Operations for the Years Ended December 31, 1993, 1992 and 1991
         - Statements of Changes in Stockholders' Investment (Deficiency) for the Years Ended December 31, 1993, 1992 and 1991
         - Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991
         - Notes to Financial Statements for December 31, 1993

         Combined Financial Statements of LIN's Unconsolidated
         Affiliates

         - Report of Ernst & Young, Independent Auditors
         - Independent Auditors' Report
         - Report of Independent Public Accountants
         - Combined Balance Sheets at December 31, 1993 and
           1992
         - Combined Statements of Income for the Years Ended December 31, 1993, 1992 and 1991
         - Combined Statements of Ventures' Equity for the
           Years Ended December 31, 1993, 1992 and 1991
         - Combined Statements of Cash Flows for the Years
           Ended December 31, 1993, 1992 and 1991
         - Notes to Combined Financial Statements for December
           31, 1993

(a)(2)   Financial Statement Schedules of LIN's Unconsolidated
         Affiliates

         Schedule II - Amounts Receivable from Related
                       Parties for the Years Ended December
                       31, 1993, 1992 and 1991
         Schedule IV - Indebtedness to Related Parties for
                       the Years Ended December 31, 1993,
                       1992 and 1991
         Schedule V -    Property and Equipment for the Years
                         Ended December 31, 1993, 1992 and 1991
         Schedule VI-    Accumulated Depreciation and
                         Amortization of Property and Equipment
                         for the Years Ended December 31, 1993,
                         1992 and 1992

         Schedule VIII - Valuation and Qualifying Accounts and
                         Reserves for the Years Ended December
                         31, 1993, 1992 and 1991
         Schedule X -    Supplementary Income Statement
                         Information for the Years Ended
                         December 31, 1993, 1992 and 1991

(a)(3)   Exhibit Index

  2.1 Agreement and Plan of Merger, dated August 16, 1993, among American Telephone and Telegraph Company, Ridge Merger Corporation and McCaw Cellular Communications, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, as amended)
  3.1 Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
  3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)
 10.1 Credit Agreement, dated as of February 8, 1994, between AT&T and MCCI Acquisitions, Inc.
 10.2    Credit Agreement, dated as of December 3, 1993
 10.3 Credit Agreement, dated as of February 26, 1990, as amended and restated
 10.4 Stock Pledge Agreement of McCaw Cellular, Inc., together with Amendment to Stock Pledge Agreement (incorporated by reference to Exhibit 10.11 to Registration Statement No. 33-15727)
 10.5* Amended and Restated Equity Purchase Program (incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-20985)
 10.6* Amended and Restated 1983 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-27820)
 10.7* Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.8 to Registration Statement No. 33-20985)
 10.8* Amended and Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 4.6 to Registration Statement No. 33-20985)
 10.9 Purchase Agreement between McCaw Cellular Communications, Inc. and British Telecom USA Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-32874)
 10.10 Guaranty Agreement between McCaw Cellular Communications, Inc. and British Telecommunications plc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-32874)
 10.11 Shareholders Agreement, dated May 31, 1989, as amended December 31, 1989, among McCaw Cellular Communications, Inc., the Jordan and Taylor Trusts, Craig, John, Bruce and Keith McCaw and the other parties named therein (incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-32874)
 10.12 Shareholders Agreement, dated June 20, 1989 among McCaw Cellular Communications, Inc., British Telecom USA Holdings, Inc. and Craig, John, Bruce and Keith McCaw (incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-32874)
 10.13 Agreement, dated December 11, 1989, between McCaw, MMM Holdings, Inc. and LIN (incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-32874)
 10.14 Private Market Value Guarantee, dated December 11, 1989 (incorporated by reference to Exhibit 10.21 to Registration Statement No. 33-32874)
 10.15* Employment Agreement, dated as of November 1, 1991, of James L. Barksdale (incorporated by reference to
         Exhibit 10.15 to the McCaw Cellular Communications Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.16*  Employment Agreement, dated as of March 23, 1989,of
         Peter L.S. Currie
 10.17 Agreement of Purchase and Partnership Contribution and other related agreements in connection with the Bay Area Transaction (incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated October 1, 1991)
 10.18 Agreement of Purchase and Sale, dated as of April 10, 1991, by and between BellSouth Enterprises, Inc. and Rochester Cellular Corporation and McCaw Cellular Communications, Inc., Cellular Fund, Inc. and McCaw Cellular, Inc. (incorporated by reference to Exhibit
         10.18 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.19*  Employment Agreement, dated as of May 31, 1990, of Tom
         A. Alberg (incorporated by reference to Exhibit 10.22 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.20* McCaw Cellular Communications, Inc. 401(k) Plan, dated as of July 1, 1991 (incorporated by reference to Exhibit 10.23 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.21* 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.22* 1992 Stock Option Plan for British Telecom Directorships (incorporated by reference to Exhibit
         10.25 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

 10.23 Purchase and Sale Agreement, dated as of July 31, 1992, among McCaw Cellular Communications, Inc., Associated Communications Corporation and Celcom Communications Corporation of Pittsburgh, and other related agreements in connection with the McCaw/Associated Joint Venture (incorporated by reference to Exhibit 10.24 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
 10.24*  McCaw Employee Plan, established in connection with
         AT&T Merger Agreement
 10.25* McCaw Cellular Communications, Inc. Deferred Compensation Plan, dated December 15, 1993
 21      Subsidiaries of the Registrant
 23.1    Consent of Arthur Andersen & Co.
 23.2    Consent of Ernst & Young
 23.3    Consent of Deloitte & Touche
 23.4    Consent of Arthur Andersen & Co.
 24      Powers of attorney with respect to certain signatures


        * Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

    There was one report on Form 8-K filed during the quarter ended December 31, 1993:

December 3, 1993:       Announcing redemption of all of the
                        Company's publicly held debt.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             McCAW CELLULAR COMMUNICATIONS, INC.


                             By:  ANDREW A. QUARTNER
                                  Andrew A. Quartner
                                  Senior Vice President-Law
                                  March 31, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                    Title               Date

                          Chairman of the Board,
                        Chief Executive Officer and
                            Director (Principal
   Craig O. McCaw*          Executive Officer)    March 31, 1994
- ------------------------
   Craig O. McCaw
                          Chief Financial Officer
                       (Principal Financial Officer
                         and Principal Accounting
  Steven W. Hooper*              Officer)         March 31, 1994
- ------------------------
  Steven W. Hooper

                               Vice Chairman
   Wayne M. Perry*             of the Board       March 31, 1994
- ------------------------
   Wayne M. Perry

                               President and
 James L. Barksdale*             Director         March 31, 1994
- ------------------------
 James L. Barksdale


   John W. Stanton*              Director         March 31, 1994
- ------------------------
   John W. Stanton


 John E. McCaw, Jr.*             Director         March 31, 1994
- ------------------------
 John E. McCaw, Jr.

      Signature                    Title               Date




   Bruce R. McCaw*               Director         March 31, 1994
- ------------------------
   Bruce R. McCaw


  Harold S. Eastman*             Director         March 31, 1994
- ------------------------
  Harold S. Eastman


 Harold W. Andersen*             Director         March 31, 1994
- ------------------------
 Harold W. Andersen


   Daniel J. Evans*              Director         March 31, 1994
- ------------------------
   Daniel J. Evans


  John C. McDonald*              Director         March 31, 1994
- ------------------------
  John C. McDonald


   Stuart M. Sloan*              Director         March 31, 1994
- ------------------------
   Stuart M. Sloan


   Malcolm Argent*               Director         March 31, 1994
- ------------------------
   Malcolm Argent


    Bruce R. Bond*               Director         March 31, 1994
- ------------------------
    Bruce R. Bond




*By:  ANDREW A. QUARTNER
  ------------------------
  Andrew A. Quartner
   Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS

                                                           Page

Consolidated Financial Statements of the Company

  Report of Arthur Andersen & Co., Independent
    Public Accountants.......................................F-1

  Report of Ernst & Young, Independent Auditors..............F-2

  Consolidated Balance Sheets as of December 31,
    1993 and 1992............................................F-3

  Consolidated Statements of Operations for the
    Years Ended December 31, 1993, 1992 and 1991.............F-5

  Consolidated Statements of Changes in
    Stockholders' Investment (Deficiency) for the
    Years Ended December 31, 1993, 1992 and 1991.............F-7

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1993, 1992 and 1991.............F-9

  Notes to Consolidated Financial Statements for
    December 31, 1993.......................................F-12

Combined Financial Statements of LIN's Unconsolidated Affiliates

  Report of Ernst & Young, Independent Auditors.............F-48

  Independent Auditors' Report..............................F-49

  Report of Independent Public Accountants..................F-50

  Combined Balance Sheets at December 31, 1993 and 1992.....F-51

  Combined Statements of Income for the Years Ended
    December 31, 1993, 1992 and 1991........................F-53

  Combined Statements of Ventures' Equity for the Years
    Ended December 31, 1993, 1992 and 1991..................F-54

  Combined Statements of Cash Flows for the Years
    Ended December 31, 1993, 1992 and 1991..................F-55

  Notes to Combined Financial Statements for
    December 31, 1993.......................................F-58

Financial Statement Schedules of LIN's Unconsolidated Affiliates

    Schedule II -   Amounts Receivable from Related Parties
                    for the Years Ended December 31, 1993,
                    1992 and 1991..........................F-66
    Schedule IV -   Indebtedness to Related Parties
                    for the Years Ended December 31,
                    1993, 1992 and 1991....................F-67
    Schedule V -    Property and Equipment for the
                    Years Ended December 31, 1993,
                    1992 and 1991..........................F-68
    Schedule VI-    Accumulated Depreciation and
                    Amortization of Property and
                    Equipment for the Years Ended
                    December 31, 1993, 1992 and 1992.......F-69
    Schedule VIII - Valuation and Qualifying Accounts
                    and Reserves for the Years Ended
                    December 31, 1993, 1992 and 1991.......F-70
    Schedule X -    Supplementary Income Statement
                    Information for the Years Ended
                    December 31, 1993, 1992 and 1991.......F-71

                 Report of Independent Public Accountants


To McCaw Cellular Communications, Inc.:

We have audited the accompanying consolidated balance sheets of McCaw Cellular Communications, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 193 and 1992, and the related consolidated statements of operations, stockholders' investment (deficiency) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of LIN Broadcasting Corporation and subsidiaries, which statements reflect assets of 32 percent of the 1993 and 1992 consolidated assets and net revenues of 34 percent, 35 percent, and 36 percent for 1993, 1992 and 1991 consolidated net revenues, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of McCaw Cellular Communications, Inc. and subsidiary companies as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31,1993 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the Company has adopted Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes," by applying it retroactively effective January 1, 1991.

                                       ARTHUR ANDERSEN & CO.

Seattle, Washington
March 30, 1994

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


Board of Directors and Stockholders of
  LIN Broadcasting Corporation


We have audited the consolidated balance sheets of LIN Broadcasting Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of LIN Broadcasting Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.


Seattle, Washington
February 4, 1994

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1993 AND 1992
             (Dollars In Thousands, Except Per Share Amounts)

                                  ASSETS
                                             1993        1992
                                             ----        ----
Current assets:
Cash and cash equivalents                  $138,908      $201,606
Marketable securities                        57,661       168,306
Accounts receivable, net of allowance
  for doubtful accounts
  (1993, $36,682; 1992, $31,298)            326,584       250,265
Other                                       106,041        51,917
                                          ---------     ---------
Total current assets                        629,194       672,094

Property and equipment, net of
  accumulated depreciation and
  amortization (1993, $784,330;
  1992, $494,322)                         1,616,480     1,439,058
Licensing costs, net of accumulated
  amortization (1993, $505,303;
  1992, $407,169)                         3,994,511     3,991,928
Other intangible assets, net of
  accumulated amortization
  (1993, $221,152; 1992, $365,717)          768,481       804,963
Investments                               1,960,863     1,856,669
Other assets                                 95,400       190,733
                                          ---------      --------
                                         $9,064,929    $8,955,445
                                         ==========     =========

                                (continued)

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1993 AND 1992
             (Dollars In Thousands, Except Per Share Amounts)
                                (continued)

                 LIABILITIES AND STOCKHOLDERS  DEFICIENCY

                                             1993          1992
                                             ----          ----
Current liabilities:
  Current portion of long-term debt        $158,925       $90,906
  Accounts payable                          159,129       124,339
  Accrued expenses                          333,481       326,052
  Unearned revenues and customer
    deposits                                 69,118        59,123
                                          ---------     ---------
      Total current liabilities             720,653       600,420

Long-term debt, net of
  current portion                         4,989,746     5,562,393
Net deferred tax liability                1,955,687     1,899,581
Other noncurrent liabilities                131,499       131,844
                                          ---------     ---------
      Total liabilities                   7,797,585     8,194,238
                                          ---------     ---------
Commitments and contingencies

Redeemable preferred stock of
  a subsidiary                            1,305,248     1,170,948
                                          ---------     ---------
Stockholders  deficiency:
  Preferred stock, $0.01 par:
    Authorized 10,000,000 shares;
    none issued
  Common stock, $0.01 par:
    Class A:  Authorized 400,000,000
      shares; issued and outstanding,
      1993, 148,411,196;
      1992, 124,769,731                      1,484         1,247
    Class B:  Authorized 200,000,000
      shares; issued and outstanding,
      1993, 60,142,047;
      1992, 61,356,282                         602           614
  Additional paid-in capital             2,888,565     2,244,637
  Deficit                               (2,928,555)   (2,656,239)
                                         ---------     ---------
      Total stockholders
      deficiency                           (37,904)     (409,741)
                                          ---------     ---------
                                        $9,064,929    $8,955,445
                                         ==========    =========

              See notes to consolidated financial statements.

                                McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars In Thousands, Except Per Share Amounts)

                                                  1993           1992           1991
                                                  ----           ----           ----

Net revenues                                  $2,194,810      $1,743,336      $1,365,571
                                               ---------       ---------       ---------
Expenses:
  Operating                                    1,385,231       1,079,116         888,419
  Corporate                                       22,343          19,529          16,514
  Depreciation                                   225,239         179,747         143,231
  Valuation loss on equipment                    123,559              --              --
  Amortization of intangible assets              178,360         205,452         201,617
                                               ---------       ---------       ---------
                                               1,934,732       1,483,844       1,249,781
                                               ---------       ---------       ---------
Income from operations                           260,078         259,492         115,790
                                               ---------       ---------       ---------
Other income (expense):
  Interest expense                             (394,187)       (490,040)       (577,992)
  Gain on dispositions of assets, net            141,180           2,530         249,479
  Interest income                                 21,680          17,892          30,072
  Equity in income of unconsolidated
     investees                                    71,071          40,177          22,874
  Other                                         (76,265)              --           6,241
                                               ---------       ---------       ---------
                                               (236,521)       (429,441)       (269,326)
                                               ---------       ---------       ---------
Income (loss) before income taxes,
  minority interest, extraordinary item
  and cumulative effect of the
  change in accounting for income taxes           23,557       (169,949)       (153,536)
Income tax (expense) benefit                    (97,919)          34,992          26,817
                                               ---------       ---------       ---------
Loss before minority interest,
  extraordinary item and cumulative
  effect of the change in
  accounting for income taxes                   (74,362)       (134,957)       (126,719)

                                            (continued)
       F-6                      McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                          (Dollars In Thousands, Except Per Share Amounts)

                                                  1993           1992           1991
                                                  ----           ----           ----

Minority interest:
  Income of consolidated subsidiaries          $(18,620)       $(16,349)       $(14,000)
  Provision for preferred stock dividend
     of a subsidiary                           (134,300)       (134,300)       (134,300)
                                               ---------       ---------       ---------
Loss before extraordinary item and
  cumulative effect of the change
  in accounting for income taxes               (227,282)       (285,606)       (275,019)

Extraordinary item: Loss on early
  extinguishment of debt, net of
  income tax benefit                            (45,034)             --              --

Cumulative effect of the change in
  accounting for income taxes                        --              --      (1,956,346)
                                               ---------       ---------       ---------
Net loss                                      $(272,316)      $(285,606)    $(2,231,365)
                                              ==========      ==========    ============
Weighted average number of common and
  common equivalent shares outstanding       202,948,471     182,675,314     181,487,069
                                             ===========     ===========     ===========
Per share amounts:
  Loss before extraordinary item and
     cumulative effect of the change in
     accounting for income taxes                 $(1.12)         $(1.60)         $(1.62)
  Extraordinary item: Loss on early
     extinguishment of debt, net of
     income tax benefit                           (0.22)             --              --
  Cumulative effect of the change in
     accounting for income taxes                     --              --          (10.78)
                                               ---------       ---------       ---------
Net loss                                         $(1.34)         $(1.60)       $ (12.40)
                                               =========       =========       =========

                          See notes to consolidated financial statements.

       F-7                         McCAW CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  INVESTMENT (DEFICIENCY)
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      (Dollars In Thousands)

                                            Common Stock
                           ---------------------------------------------                                    Total
                                 Class A      Class B            Additional                 stockholders'
                           -------------------       ------------------        paid-in                    investment
                           Shares        Amount      Shares      Amount        capital      Deficit      (deficiency)
                           ------        ------      ------      ------      ----------     -------      -----------

Balance, December 31,
  1990                   112,810,611     $1,128     66,389,937      $664     $2,156,722    $(113,803)    $2,044,711
Stock issued               2,462,761         25                                  60,448                      60,473
Options exercised
  and related income
  tax benefits                67,071          1        548,399         5          6,771                       6,777
Conversion of common
  stock                    5,865,342         58    (5,865,342)      (58)
Compensation attributable
  to stock options
  vesting                                                                         2,226                       2,226
Net loss                                                                                  (2,231,365)   (2,231,365)
Accretion of mandatory
  repurchase obligation,
  net                                                                                        (18,445)      (18,445)
                           ---------  ---------      --------- ---------      ---------     ---------     ---------
Balance, December 31,
  1991                   121,205,785      1,212     61,072,994       611      2,226,167   (2,363,613)     (135,623)
Stock issued                  94,751          1                                   2,245                       2,246
Options exercised            231,734          2      3,520,749        35         12,281                      12,318
Conversion of
  common stock             3,237,461         32    (3,237,461)      (32)
Compensation attributable
  to stock options
  vesting                                                                         3,944                       3,944
Net loss                                                                                    (285,606)     (285,606)
Accretion of mandatory
  repurchase obligation,
  net                                                                                         (7,020)       (7,020)
                           ---------  ---------      --------- ---------      ---------     ---------     ---------
                                                           (continued)
       F-8                         McCAW CELLULAR COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS  INVESTMENT (DEFICIENCY) (continued)
                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      (Dollars In Thousands)


                                            Common Stock
                           ---------------------------------------------                                    Total
                                 Class A      Class B            Additional                 stockholders'
                           -------------------       ------------------        paid-in                    investment
                           Shares        Amount      Shares      Amount        capital      Deficit      (deficiency)
                           ------        ------      ------      ------      ----------     -------      -----------

Balance, December 31,
  1992                   124,769,731     $1,247     61,356,282      $614     $2,244,637  $(2,656,239)    $(409,741)
Stock issued              20,655,667        207                                 614,511                     614,718
Options exercised          1,198,563         12        573,000         6         27,635                      27,653
Conversion of
  common stock             1,787,235         18    (1,787,235)      (18)
Compensation attributable
  to stock options
  vesting                                                                         1,782                       1,782
Net loss                                                                                    (272,316)     (272,316)
                           ---------  ---------      --------- ---------      ---------     ---------     ---------
Balance, December 31,
  1993                   148,411,196     $1,484     60,142,047      $602     $2,888,565  $(2,928,555)     $(37,904)
                          ==========     ======     ==========      ====     ==========   ===========     =========






                                          See notes to consolidated financial statements.

       F-9                      McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars In Thousands)

                                                  1993           1992           1991
                                                  ----           ----           ----

Operating activities:
  Net loss                                    $(272,316)      $(285,606)    $(2,231,365)
                                              ----------      ----------      ----------
  Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Depreciation and amortization             403,599         385,199         344,848
       Gain on dispositions of assets, net     (141,180)         (2,530)       (249,479)
       Cumulative effect of change in
         accounting for income taxes                 --               --       1,956,346
       Equity in income of unconsolidated
         investees                              (71,071)        (40,177)        (22,874)
       Premium on early extinguishment of debt    48,131             --              --
       Valuation loss and other                  206,146             --          (6,241)
       Minority interest:
         Income of consolidated subsidiaries      18,620          16,349          14,000
         Provision for preferred stock
           dividend of a subsidiary              134,300         134,300         134,300
       Amortization of costs associated with
         long-term debt                           25,430          41,173          57,812
       Changes in operating assets and
         liabilities:
         Accounts receivable, net               (85,105)        (47,065)        (50,565)
         Other current assets                   (50,265)        (10,231)          46,038
         Accounts payable                         36,455          16,276          26,427
         Accrued expenses                        (2,866)          11,439          82,531
         Unearned revenues and customer
           deposits                               11,927          14,599          12,412
         Net deferred tax liability               28,532        (77,860)        (46,703)
         Other noncurrent liabilities              2,402           1,810           3,400
       Other                                       1,783          3,944           23,770
                                              ----------      ----------      ----------
                                                 566,838         447,226       2,326,022
     Net cash provided by                     ----------      ----------      ----------
       operating activities                      294,522         161,620          94,657
                                              ----------      ----------      ----------
                                            (continued)
       F-10                     McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars In Thousands)

                                                  1993           1992           1991
                                                  ----           ----           ----
Investing activities:
  Purchase or acquisition of:
     Cellular systems, net                          $--       $(106,384)            $--
     Marketable securities                     (300,076)       (176,966)       (403,690)
     Property and equipment, net               (594,923)       (394,743)       (516,245)
     Licensing costs                            (89,257)        (19,542)        (14,872)
     Other intangible assets, net                  (878)        (15,974)         (8,476)
     Other assets                                (1,921)        (15,946)        (14,796)
     Minority interests                         (41,169)           (679)         (7,585)
  Investments in and advances to
     unconsolidated investees                   (47,580)        (44,766)        (22,714)
  Sale or redemption of:
     Cellular systems, net                       185,621              --         360,586
     Marketable securities                       411,895         267,824         224,158
  Distributions from investments                 116,860          89,290          63,411
  Contributions from minority
     interest holders                             35,290          13,471          11,992
  Other investing activities, net                    454        (10,094)           7,064
                                               ---------       ---------       ---------
         Net cash used in investing
           activities                          (325,684)       (414,509)       (321,167)
                                               ---------       ---------       ---------
Financing activities:
  Proceeds from long-term debt                 1,930,350         439,650         484,659
  Principal and premium payments
     on long-term debt                       (2,396,397)        (47,979)       (463,357)
  Repurchase of subsidiary's warrants                 --        (89,924)              --
  Net proceeds from issuance of
     common stock                                434,511          14,564           3,617
  Deferred financing costs                            --              --         (5,534)
                                               ---------       ---------       ---------
         Net cash (used in) provided
           by financing activities              (31,536)         316,311          19,385
                                               ---------       ---------       ---------
         Increase (decrease) in cash and
           cash equivalents                     (62,698)          63,422       (207,125)
                                            (continued)
       F-11                     McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars In Thousands)

                                                  1993           1992           1991
                                                  ----           ----           ----
Cash and cash equivalents,
  beginning of year                              201,606         138,184         345,309
                                               ---------       ---------       ---------
Cash and cash equivalents, end of year          $138,908        $201,606        $138,184
                                               =========       =========       =========


                         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) for:

  Interest                                      $427,264        $454,359        $525,071
                                               =========       =========       =========
  Income taxes                                   $58,457        $30,012        $(68,958)
                                               =========       =========       =========

       F-12         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

1.   Summary of significant accounting policies:

     Principles of consolidation:

     The consolidated financial statements include the accounts of McCaw Cellular Communications, Inc., a Delaware corporation, and its majority-owned subsidiary companies
     (the Company), including LIN Broadcasting Corporation, together with its subsidiaries (LIN).

     The Company s consolidated financial statements include 100% of the assets, liabilities and results of operations of subsidiaries (both corporations and partnerships) in which the Company has a voting interest of greater than 50%. The ownership interest of the other interest holders is reflected as minority interests. Losses in consolidated corporations (including LIN s) attributable to minority interest holders in excess of their respective share of the subsidiaries net equity are not eliminated in consolidation. All significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications were made to prior years amounts to conform with the 1993 presentation.

     Operations:

     The Company s activities primarily consist of the acquisition of interests in cellular licensees and the construction, operation and expansion of cellular, air-to-ground, messaging and broadcasting communications systems. The Company has experienced substantial net losses, exclusive of gains on dispositions of assets, and has had insufficient internally generated funds to cover capital, operating expenditures and debt service since its inception.


     Cash and cash equivalents:

     Cash equivalents consist of repurchase obligations, certificates of deposit, commercial paper and other investments with a maturity of 90 days or less when purchased. The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

       F-13         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1.   Summary of significant accounting policies (continued):

     Marketable securities:

     The Company invests excess cash in marketable securities which include equity and debt securities, certificates of deposit and other investment instruments with maturities greater than 90 days when purchased. Marketable securities are stated at the lower of aggregate cost or market value. At December 31, 1993 and 1992, aggregate cost approximated market value. The Company recognized net gains of approximately $1.1, $1.0 and $13.5 million on sales of marketable securities in 1993, 1992 and 1991, respectively. The gains are reflected in the accompanying statements of operations as gain on dispositions of assets, net.

     Revenue recognition:

     Cellular and air-to-ground air time is recorded as revenue as earned. Sales of equipment and related services are recorded when goods and services are delivered. Cellular access charges and messaging services generally are billed in advance and recognized as revenue when the services are provided. Broadcast revenue is billed when contracted and recognized during the period the advertising is aired or appears in publications.

     Property and equipment:

     Property and equipment are stated at cost. Repair and maintenance costs are charged to expense when incurred. Renewals and betterments are capitalized. Gains or losses on disposition of property and equipment are reflected in income currently. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 10 to 12 years for cellular, 2 to 12 years for messaging, 10 to 20 years for broadcast, 3 to 12 years for air-to-ground and 3 to 5 years for other equipment. Leasehold improvements are amortized using the straight-line method over the terms of the leases.

     During 1993 certain cellular equipment was identified for early replacement and reduced to its estimated realizable value (see Footnote 4--Property and equipment).

       F-14         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1.   Summary of significant accounting policies (continued):

     Licensing costs:

     Licensing costs primarily represent costs incurred to develop or acquire cellular and messaging licenses.
     Generally, amortization begins with the commencement of service to customers and is computed using the straight-line method over a period of 40 years.

     Other intangible assets:

     Other intangible assets primarily represent costs allocated in acquisitions to customer contracts, broadcast licenses, network affiliations and goodwill. Customer contracts are amortized using the straight-line method over the expected term of the customers service, generally 3 years.
     Broadcast licenses, network affiliations and goodwill are amortized using the straight-line method over a period of 40 years.

     Income taxes:

     The Company provides for income taxes currently payable and for deferred income taxes resulting from temporary differences in the recognition of income and expense for financial reporting and tax reporting purposes.

     During the first quarter of 1993, the Company retroactively adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1991. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. The principal impact of SFAS No. 109 on the Company relates to the requirement that a deferred tax liability be provided to recognize the differences in book and tax basis for certain intangible assets recorded as a result of purchase business combinations, such as the Company s acquisition of LIN and LIN s acquisition of Metromedia s indirect interest in the New York City licensee. The adoption of SFAS No. 109 retroactive to January 1, 1991 resulted in an increase to the 1991 net loss for the cumulative effect of the change of $1,956 million or $10.78 per share and an increase of the deferred tax liability of $1,956 million.

       F-15         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


1.   Summary of significant accounting policies (continued):

     Net loss per share:

     Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding during the year. In the years where the Company has reported a net loss, only common shares outstanding are considered since the assumed conversion of options and convertible securities would be antidilutive. The computation of 1992 and 1991 net loss per share also reflects the accretion of the mandatory repurchase obligation of McCaw Cellular, Inc. (MCI) warrants net of the accretion of warrants held by the Company.

     Recently issued accounting standards:

     In December 1992, the Financial Accounting Standards Board issued Statement No. 112, Employers Accounting for Postemployment Benefits. This statement is effective for fiscal years beginning after December 15, 1993 and requires accrual of the expected cost of benefits provided to former or inactive employees after employment but before retirement either over the period of employment or as an expense at the date of the event giving rise to the benefits. The Company has decided to adopt Statement No. 112, effective January 1, 1994. All such postemployment benefits provided by the Company in prior years have not been material, and accordingly, the adoption of Statement No. 112 will not have a material impact on the financial position or results of operations of the Company.


2.   Significant acquisitions and dispositions:

     1993 Transactions:

     On January 8, 1993, the Company and Associated Communications Corporation (Associated) completed the formation of a joint venture combining Associated s 6% interest in Bay Area Cellular Telephone Company (BACTC) and the Company s 50% interest in the Buffalo, New York A Block cellular system (AM Partners). Associated and the Company each have a 50% ownership interest in AM Partners. In addition, Associated purchased the Company s 34.17% interest in the A Block cellular system in Albany, New York, its 100% interest in the A Block cellular system in Glens Falls, New York and its 28.57% interest in the A Block cellular system in Rochester, New York. The total price for the three combined interests was approximately $85.6 million on
       F-16         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


2.   Significant acquisitions and dispositions (continued):


     which the Company recognized an after tax gain of approximately $35.5 million.

     On September 1, 1993, the Company and PacTel, a subsidiary of Pacific Telesis Group, completed the formation of a 99-year joint venture combining PacTel s 61.1% interest in BACTC and its approximate 34% interest in the A Block cellular system in Dallas and the Company s 32.9% interest in BACTC, certain of its interests in the A Block cellular systems in Vallejo, Santa Rosa and Carmel/Monterey/Salinas, California, and certain of its interests in the A Block cellular systems in Kansas City, St. Joseph and Lawrence, Kansas/Missouri (collectively, CMT Partners). PacTel and the Company each have a 50% ownership interest in CMT Partners. In addition, PacTel directly purchased the Company s 100% interest in the A Block cellular system in Wichita, Kansas and an approximate 78% interest in the A Block cellular system in Topeka, Kansas for $100 million. The Company recognized an after tax gain on the sale of approximately $56 million, subject to certain purchase price adjustments.

     The primary effect on the consolidated balance sheet of the formation of CMT Partners, net of cash, was to increase investments approximately $97.7 million, decrease property and equipment approximately $55.0 million and decrease licensing costs and other intangible assets approximately $44.5 million.

     The Company completed the acquisition of interests in several A Block cellular licensees in exchange for approximately 2.2 million shares of the Company s Class A
     Common Stock for an approximate $96.1 million.


     1992 Transaction:

     On January 7, 1992, the Company completed the acquisition from Crowley Cellular Telecommunications Limited Partnership, of its 100% interests in the A Block cellular systems in Waco, Texas and Daytona Beach, Florida, as well as certain minority interests in other cellular systems for approximately $107 million in cash.

       F-17         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


2.   Significant acquisitions and dispositions (continued):

     1991 Transaction:

     On September 20, 1991 the Company sold to BellSouth Enterprises, Inc. (BellSouth) the Company s cellular interests in Indiana, Wisconsin and Illinois (Upper Midwest Cellular Systems) for approximately $360 million in cash and BellSouth s approximate 29% interest in the A Block cellular system in Rochester, New York valued at $21.0 million. In addition, as part of the transaction, the Company released Graphic Scanning Corporation (Graphic) from a pending lawsuit and terminated the pending formation of a joint venture between the Company and Graphic to which the Company would have contributed the cellular interests sold to BellSouth and Graphic would have contributed its 50% interest in Milwaukee, Wisconsin. Under the joint venture agreement, the Company would have had to pay Graphic approximately $50 million in exchange for an additional interest in the profits of the joint venture. The termination of the joint venture agreement eliminated this contingent obligation. The Company recognized an after tax gain of approximately $153.3 million on the sale.

3.   Other current assets

                                            December 31,
                                        1993            1992
                                        ----            ----
                                            (In thousands)

     Inventories                      $40,190          $20,268
     Accounts and notes receivable     36,603           16,343
     Prepaids and other                29,248           15,306
                                      -------          -------
                                     $106,041          $51,917
                                     ========          =======

       F-18         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


4.   Property and equipment:

                                            December 31,
                                        1993            1992
                                        ----            ----
                                            (In thousands)

     Cellular                      $1,579,839       $1,310,765
     Messaging                        106,148          102,401
     Broadcast                         99,766           95,566
     Air-to-ground                     68,954               --
     Other                            264,635          219,095
                                      -------          -------
                                    2,119,342        1,727,827
     Less accumulated
      depreciation and
      amortization                    784,330          494,322
                                      -------          -------
                                    1,335,012        1,233,505

     Construction in progress         281,468          205,553
                                      -------          -------
                                   $1,616,480       $1,439,058
                                   ==========       ==========


     During 1993, the Company entered into agreements to replace and upgrade certain cellular equipment in its Minnesota, Rocky Mountain and Southwest markets during 1994 and 1995. The new equipment will be digital compatible. As a result, the Company adjusted the cellular equipment to reflect its estimated realizable value at the time of replacement. The excess of net book value of the cellular equipment over the estimated realizable value as of its replacement date has been reflected as a valuation loss on equipment in the accompanying financial statements.

5.   Investments:

     Subsidiary corporations and joint ventures in which the Company has investments with voting interests of at least 20% but not more than 50% are reported on the equity method. Under the equity method, investments are stated at cost and are adjusted for the Company s share of undistributed earnings and losses. Partnerships in which the Company has ownership interests not exceeding 50% are also reported on the equity method. The excess of the Company s investment over the underlying book value of the investees net assets

       F-19         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


5.   Investments (continued):

     has been allocated to licensing costs and customer contracts and is being amortized consistent with the amortization periods for those assets. Amortization of this excess of $45.9, $74.3 and $73.9 million for the years ended December 31, 1993, 1992 and 1991, respectively, is reflected in the accompanying statements of operations in equity in income of unconsolidated investees. At December 31, 1993 and 1992, the investments accounted for under the equity method exceeded the Company s share of the underlying net assets by approximately $1,447.0 and $1,599.5 million, respectively.

     Ownership percentages of significant investees are as follows:

                                            December 31,
                                        1993            1992
                                        ----            ----
     Equity investments held
     directly by the Company:

      CMT Partners(1)                  50.00%               --

      Bay Area Cellular
      Telephone Company(1)                 --           32.90%

      AM Partners(1)                   50.00%               --

      Buffalo Telephone Company(1)         --           50.00%

      Albany Telephone Company(1)          --           34.17%

      Genesee Telephone Company
      (Rochester, NY)(1)                   --           28.57%

      Cybertel Cellular Telephone
      Company (St. Louis, MO)          15.00%           15.00%

      Northeast Pennsylvania Cellular
      Telephone Company                    --           34.26%

      SmarTone Limited (Hong Kong)     27.00%           27.00%

      Movitel del Noroeste, SA de CV
        (States of Sinaloa and
        Sonora, Mexico)                22.00%           22.00%
       F-20         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


5.   Investments (continued):

                                            December 31,
                                        1993            1992
                                        ----            ----

      Cellular One Group               48.75%           48.75%

     Equity investments held
     by LIN(2):

      Houston Cellular Telephone
      Company                          56.25%           56.25%

      Los Angeles Cellular
      Telephone Company                39.97%           39.97%

      Metrophone (Philadelphia)        49.99%           49.99%

      American Mobile Satellite
      Corporation(3)                   12.49%           32.35%

      Galveston Cellular
      Telephone Company(4)             42.07%           41.93%

(1) See Footnote 2 for description of transactions affecting the Company s equity investment interests in 1993.

(2) LIN s ownership percentages reflect LIN s equity interest in each investee. LIN s voting interest in both Houston
     Cellular Telephone Company and Los Angeles Cellular
     Telephone Company was 50% at December 31, 1993 and 1992.

(3) At December 31, 1993 and 1992 the Company, excluding LIN, held a 4.91% and 12.72% direct interest in American Mobile Satellite Corporation (AMSC), respectively. LIN owned an interest of 7.58% and 19.63% at December 31, 1993 and 1992, respectively. The fair value of the Company s investment in AMSC at December 31, 1993 is approximately $62.8 million based on the closing price of AMSC s publicly traded stock.

(4) At December 31, 1993 and 1992 the Company, excluding LIN, held a 7.47% and 9.76% direct interest in Galveston Cellular
     Telephone Company. LIN owned an interest of 34.60% and 32.17% at December 31, 1993 and 1992, respectively.

                                             McCAW CELLULAR COMMUNICATIONS, INC.
                                                     AND SUBSIDIARY COMPANIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        DECEMBER 31, 1993


5.   Investments (continued):

     The following is a summary of combined results of operations and financial position of these significant investments accounted for under the equity method:


                                                                      Investments held directly by:
                                               -------------------------------------------------------------
                                                LIN         McCaw        LIN         McCaw        LIN         McCaw
                                               1993         1993        1992         1992        1991         1991
                                               -----        -----       -----        -----       -----        -----
                                                                          (In thousands)
Revenues                                     $760,800     $368,400    $654,800     $301,100    $537,000     $240,900
                                             ========     ========    ========     ========    ========     ========
Net income                                   $255,700      $76,200    $238,100      $59,600    $207,800      $47,000
                                             ========     ========    ========     ========    ========     ========
Current assets                               $183,600     $101,000    $137,500      $82,400    $119,500      $89,700
Other                                         488,000      528,200     423,700      369,000     366,300      266,700
                                             --------     --------    --------     --------    --------     --------
    Total assets                             $671,600     $629,200    $561,200     $451,400    $485,800     $356,400
                                             ========     ========    ========     ========    ========     ========

Current liabilities                          $128,000      $66,600    $ 83,200     $ 75,500     $75,600      $84,800
Other                                         100,900       63,900     130,900       83,400      42,500       23,600
                                             --------     --------    --------     --------    --------     --------
    Total liabilities                         228,900      130,500     214,100      158,900     118,100      108,400

Equity                                        442,700      498,700     347,100      292,500     367,700      248,000
                                             --------     --------    --------     --------    --------     --------
    Total liabilities and equity             $671,600     $629,200    $561,200     $451,400    $485,800     $356,400
                                             ========     ========    ========     ========    ========     ========

       F-22         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


6.    Accrued expenses:

                                            December 31,
                                        1993            1992
                                        ----            ----
                                            (In thousands)


      Interest                        $12,611          $71,346
      Income taxes                     34,241           45,340
      Payroll and related benefits     55,913           38,571
      Business taxes                   39,543           32,064
      Other                           191,173          138,731
                                      -------          -------
                                     $333,481         $326,052
                                     ========         ========


7.   Long-term debt:

                                            December 31,
                                        1993            1992
                                        ----            ----
                                            (In thousands)

      McCaw Bank Credit
      Facilities (a)               $3,400,000       $2,229,650

      LIN Bank Credit
      Facilities (b)               1,698,338         1,769,682

      Senior and senior subordinated
      notes and debentures (c)             --        1,195,555

      Convertible senior subordinated
      debentures (d)                       --          399,720

      Other (e)                        50,333           58,692
                                      -------          -------
                                    5,148,671        5,653,299
      Less current portion            158,925           90,906
                                      -------          -------
                                   $4,989,746       $5,562,393
                                   ==========       ==========

       F-23         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

     (a)  McCaw Bank Credit Facilities

          The Company has arranged $4,000 million in financing with a group of banks through two Revolving Credit and Term Loan Agreements. During the fourth quarter of 1993, the Company renegotiated its existing $3,000 million Bank Credit Facility and entered into a new $1,000 million Bank Credit Facility (together the McCaw Bank Credit Facilities). The renegotiation of the $3,000 million facility resulted in an extension of the commencement of principal repayment from June of 1994 to March of 1996 and a change in certain financial covenants and other terms. Included in other expenses is approximately $79 million in nonrecurring charges associated with the McCaw Bank Credit Facilities.

          Under the McCaw Bank Credit Facilities, interest is payable at an applicable margin above the prevailing prime, LIBOR or CD rate. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates.

          The Company does not expect its operations to generate sufficient cash to meet its expenditure requirements for the next few years. In order to meet its substantial debt service obligations and to fund its other operating and capital requirements, the Company will have to borrow significant additional amounts under the McCaw Bank Credit Facilities. There are conditions in the McCaw Bank Credit Facilities which must be satisfied before the banks will lend additional amounts. If these conditions are not satisfied, the banks may conclude it is not in their best interests to lend additional amounts to the Company. Among these conditions are ratios of senior debt and combined debt to cash flow (as defined in the McCaw Bank Credit Facilities) and cash flow to combined debt service. (See Footnote 16 -- Merger with American Telephone and Telegraph Company.)

          Beginning March 31, 1996 and at the end of each fiscal quarter thereafter until the maturity date (which will be on or about March 31, 2000), the Company will be required to make payments amortizing the amount
       F-24         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

     (a)  McCaw Bank Credit Facilities (continued):

          outstanding under the McCaw Bank Credit Facilities on December 31, 1995. In addition, the Company will be required to apply cash proceeds from certain sales of assets and, after January 1, 1996, its excess cash flow (as defined in the McCaw Bank Credit Facilities), to the prepayment of loans. At December 31, 1993, $2,550 million was outstanding under the $3,000 million facility and $850 million was outstanding under the $1,000 million facility. As of March 15, 1994, the Company has borrowed net additional amounts of $80 million under its Bank Credit Facilities. The weighted average interest rate was 4.85% for the $3,000 million facility and 4.74% for the $1,000 million facility at December 31, 1993. The McCaw Bank Credit Facilities provide for annual fees of .5% of the unused commitments.

          At December 31, 1993, the Company has interest rate protection in the form of a swap arrangement and interest caps on LIBOR covering $100 million and $800 million, respectively, of the outstanding amounts on the McCaw Bank Credit Facilities. These arrangements expire between February 1994 and March 1996.

          The book value of the amounts outstanding under the McCaw Bank Credit Facilities at December 31, 1993 accrue interest at a variable rate plus an applicable margin as described above. Since the borrowings are repriced for periods ranging from one month to twelve months based on changes in the market rates, the book value of the amounts outstanding under the Bank Credit Facilities at December 31, 1993 approximate fair value.

     (b)  LIN Bank Credit Facilities

          LIN has arranged financing through two bank facilities.
          LIN Cellular Network, Inc. (LCNI), a wholly owned
          subsidiary of LIN (owning all of LIN's cellular
          operations other than Philadelphia), has an aggregate
          of $1,480 million outstanding and $240 million
          available as of December 31, 1993 (the Cellular
          Facility).  LIN Television Corporation (LTC), a wholly
          owned subsidiary of LIN (owning all of LIN's television operations other than WOOD-TV), has $222 million outstanding and no additional amounts available as of
       F-25         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

     (b)  LIN Bank Credit Facilities (continued):

          December 31, 1993 (the Broadcast Facility),
          (collectively the LIN Bank Credit Facilities).

          During the second quarter of 1993, LIN renegotiated its Cellular Facility. This resulted in an extension in the commencement of amortization of the $400 million revolving portion of the Cellular Facility from September 1993 to March 1996 and a change in certain financial covenants and other terms.

          At December 31, 1993, $222 million was outstanding under the Broadcast Facility and $1,476 million was outstanding under the Cellular Facility. As of March 15, 1994, LIN has not borrowed additional amounts under its Bank Credit Facilities.

          Under the LIN Bank Credit Facilities, interest is payable at the prevailing prime, LIBOR or CD rate, plus an applicable margin. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if LIN selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined each quarter on the basis of the borrowing subsidiaries' ratio of adjusted senior debt to cash flow (as defined in the LIN Bank Credit Facilities).

          There are conditions in the LIN Bank Credit Facilities which must be satisfied before the banks will lend additional amounts. If these conditions are not satisfied, the banks may conclude it is not in their best interest to lend additional amounts to LIN. Among these conditions are ratios of senior debt and combined debt to cash flow and cash flow to debt service or fixed charges (as defined in the LIN Bank Credit Facilities).

          On March 31, 1991 and September 30, 1993, LTC and LCNI,
          respectively, began making payments amortizing the
          amounts outstanding under the LIN Bank Credit
          Facilities.  Quarterly payments will continue until
          December 31, 1998 for LTC and June 30, 2000 for LCNI.
       F-26         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

     (b)  LIN Bank Credit Facilities (continued):

          In addition, both LTC and LCNI will be required to apply cash proceeds from certain sales of assets, not reinvested in similar assets, and excess cash flow (as defined in the LIN Bank Credit Facilities) to the prepayment of loans. LIN has not guaranteed the repayment of amounts under the LIN Bank Credit Facilities.

          The weighted average interest rate was 4.46% and 4.69% for the Cellular and Broadcast Facilities, respectively, at December 31, 1993. The Cellular and Broadcast Facilities provide for annual fees of .5% of the unused commitments. In order to manage interest rate exposure, LIN has entered into interest rate swap and cap agreements covering $50 million and $840 million of its outstanding debt, respectively, as of December 31, 1993. The costs of the interest caps are deferred and charged to interest expense over their respective lives.

          The book value of the amounts outstanding under the LIN Bank Credit Facilities at December 31, 1993 accrue interest at a variable rate plus an applicable margin as described above. Since the borrowings are repriced for periods ranging from one month to twelve months based on the changes in the market rates, the book value of the amounts outstanding at December 31, 1993 approximate fair value.

     (c) On December 31, 1993, the Company redeemed for cash all of its outstanding 12.75% senior notes of MCI, 13% senior subordinated notes of MCI, 12.95% senior subordinated debentures and 14% senior subordinated debentures. The redemption price on the 12.75% senior notes was 100% of the $125 million principal amount, plus accrued interest. The redemption price on the 13% senior subordinated notes was 103% of the $150 million principal amount, plus accrued interest. The redemption price of the 12.95% senior subordinated debentures was 104.6% of the approximate $531 million principal amount, plus accrued interest. The redemption price on the 14% senior subordinated debentures was 104.9% of the $400 million principal amount, plus accrued interest. The Company paid
       F-27         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

          premiums of approximately $48 million on the redemption of the notes and charged to expense approximately $25 million in unamortized financing costs and original issue discounts. All costs associated with the early redemption, net of related income tax benefit, are reflected as an extraordinary item in the accompanying financial statements.

          During 1991, the Company exchanged 2.4 million shares of Class A Common Stock for $68.7 million principal amount of outstanding 12.95% Senior Subordinated debentures.

     (d) On March 4, 1993, the Company announced the redemption of all its outstanding 8% convertible senior subordinated debentures and all its outstanding 11.5% convertible senior subordinated discount debentures. Between the announcement of the redemption and the termination on March 31, 1993 of the right of holders to convert, approximately $113.9 million of the 8% debentures were converted into approximately 3.8 million shares of the Company s Class A Common Stock. On April 5, 1993, the Company redeemed the remaining $0.3 million of the 8% debentures and $285.5 million of the 11.5% debentures for cash.

     (e) Debt included in Other has interest rates that float with the prime rate and reprices as the prime rate changes; therefore, book value approximates fair value at December 31, 1993.

     Funds available under the McCaw Bank Credit Facilities can only be utilized by the Company and certain of its subsidiaries other than LIN. Proceeds from LIN s Credit
     Facilities are only available to LIN and its subsidiaries.

     The McCaw Bank Credit Facilities, the LIN Bank Credit Facilities and certain of the other loan agreements described above contain restrictions relating to (i) investments in certain subsidiaries, (ii) the incurrence of debt, (iii) distributions and dividends to stockholders,
     (iv) mergers and sales of assets, (v) prepayments of subordinated indebtedness, (vi) the creation of liens, and
     (vii) the issuance of preferred stock. In addition, the Company and its subsidiaries are required to maintain compliance with certain financial covenants.
       F-28         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

7.   Long-term debt (continued):

     Following is a schedule of maturities of long-term debt for each of the next five years and thereafter:

     Year Ending December 31,                 Maturities
                                           (In thousands)

               1994                            $158,925
               1995                             198,749
               1996                             588,951
               1997                             970,137
               1998                           1,208,909
            Thereafter                        2,023,000
                                              ---------
                                             $5,148,671
                                             ==========

     The stock of substantially all subsidiaries of the Company and of LIN and their ownership interests in entities holding cellular licenses are pledged or encumbered as security for the Company s and LIN s indebtedness.

     The terms of various indebtedness incurred by the Company, LIN and the Company s operating systems restrict dividends or other distributions and loans by the Company, LIN and such systems.


8.   Redeemable preferred stock of a subsidiary:

     On August 10, 1990, LIN completed its acquisition of Metromedia Company s interest in the New York City A Block licensee (the Metromedia Transaction). In addition to the cash portion of the purchase price for the Metromedia interests, LIN s subsidiary, LCH, issued $850 million of newly issued Class A Redeemable Preferred Stock (the LCH Preferred Stock) to Metromedia. Metromedia has subsequently transferred the LCH Preferred Stock to a subsidiary of Comcast Corporation.

     The holder of the LCH Preferred Stock is entitled to appoint two members of the LCH Board of Directors and will be entitled to dividends if and when declared by the Board. Under the terms of the Preferred Stock, LCH is accruing dividends at the rate of 15.8% per year. LCH is not required to declare or pay dividends in cash, but such dividends are cumulative and must be paid in the event of certain redemptions of the Preferred Stock.
       F-29         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

8.   Redeemable preferred stock of a subsidiary (continued):

     LCH may redeem the Preferred Stock at any time at a price equal, at its option, to either:

     (1) delivery of all of the issued and outstanding capital stock of LCH s subsidiary (LIN-Penn), which holds LIN's ownership interest in the Philadelphia A Block cellular system and its GuestInformant specialty publishing business, plus cash equal to 15% of the fair market value of all businesses (currently, only WOOD, formerly WOTV, LIN's broadcast business in Grand Rapids-Kalamazoo-Battle Creek, Michigan) then operated by LCH (the "Operating Business Portion"); or

     (2) a cash amount equal to the greater of (a) the fair market value of the issued and outstanding capital stock of LIN-Penn plus the Operating Business Portion and (b) $850 million, plus, in each case, dividends which would have accrued on the Preferred Stock from the issuance date (to the extent not previously paid) at the rate of 15.8% per year.

     LCH is required to redeem the Preferred Stock in the year 2000 (if not redeemed prior to such time) at a price comparable to that described above. In certain circumstances, the holder of the LCH Preferred Stock may require the corporate parent of LCH to purchase the LCH Preferred Stock. The terms of the Stock Acquisition Agreement executed pursuant to the issuance of the LCH Preferred Stock contains numerous covenants pertaining to LCH which, among other things, include restrictions on (i) the incurrence of debt, (ii) liens, (iii) forgiveness of debt, (iv) mergers, etc., (v) disposition of assets, and
     (vi) dispositions of certain stock.

     Management estimates the fair value of the Preferred Stock at December 31, 1993 to be $554.8 million. This represents the estimated fair value of the capital stock of LIN-Penn plus 15% of the Operating Business Portion at December 31, 1993, based on various valuation approaches.

       F-30         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


9.   Stockholders  investment:

     Stock option plans:

     The Company's various stock option plans that were adopted by the Company s Board of Directors are summarized below.

     Equity Purchase Program:

     The Amended and Restated Equity Purchase Program (EPP) provides for the issuance of restricted stock and grants of incentive stock options, non-qualified stock options and stock appreciation rights (SARs). The maximum number of shares of Class A Common Stock authorized for issuance under the EPP is 12,000,000 shares.

     1987 Stock Option Plan:

     Under the 1987 Stock Option Plan, 319,000 shares of Class A Common Stock are authorized for issuance on exercise of non-qualified options. All options expire ten years and one day from the date of grant. The options are considered compensatory, and the Company recognized compensation expense over the vesting period, which ended in 1989, based on the excess of the fair market value of the Class A Common Stock at the measurement date over $6.75 per share, the exercise price of the option.

     1983 Non-Qualified Stock Option Plan:

     This plan provides for the grant of rights to purchase shares of Class A and Class B Common Stock under a non-qualified stock option plan and through SARs. Under the terms of the amended plan, 15,000,000 shares in the aggregate of Class A and Class B Common Stock are authorized for grant. These options are exercisable at any time within a period of fifteen years from the date of grant. The options are considered compensatory, and the Company recognizes compensation expense over the vesting period based on the excess of the fair market value of the Class A Common Stock at the measurement date over the exercise price of the option.

       F-31         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


9.   Stockholders' investment (continued):

     Stock option plans (continued):

     1992 Stock Option Plan for Non-Employee Directors:

     The 1992 Stock Option Plan for Non-Employee Directors (Director Plan) provides for the grant of options to acquire up to a total of 100,000 shares of the Company's Class A Common Stock, to be granted to each non-employee director who was not elected or appointed to the Board by virtue of their affiliation with BT USA. Grants of 1,000 shares per director are automatically received annually. The exercise price is equal to the fair market value of the stock on the date of grant. The options are fully vested and immediately exercisable on the date of grant. Options are exercisable for ten years.

     1992 Stock Option Plan for British Telecom Directorships:

     This plan provides for the grant of options to acquire up to a total of 25,000 shares of the Company's Class A Common Stock. BT USA will automatically receive annual grants of 1,000 shares for each BT Director who is then serving on the Board. The exercise price is equal to the fair market value of the stock on the date of grant and the options are fully vested and immediately exercisable on the date of grant. Options are exercisable for ten years.

                                McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1993


9.   Stockholders' investment (continued):

     Stock option plans (continued):

     Activity of the plans is summarized as follows:

                                                1993           1992           1991
                                                ----           ----           ----
          Options outstanding,
            beginning of year              11,188,747       12,390,747      10,864,261
          Options granted                   2,531,704        2,632,197       2,279,492
          Options exercised               (1,771,563)      (3,752,483)       (615,470)
          Options canceled or forfeited      (97,847)         (81,714)       (137,536)
                                           ----------       ----------      ----------
          Options outstanding,
            end of year                    11,851,041       11,188,747      12,390,747
                                           ==========       ==========      ==========

     Range of option prices are as follows:

          Options exercised              $1.00-$39.00     $0.41-$25.00    $2.29-$25.00

          Options outstanding,
            end of year                  $1.00-$50.50     $1.00-$39.00    $0.41-$39.00

       F-33         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


9.   Stockholders' investment (continued):

     Stock option plans (continued):

     At December 31, 1993, 6,120,853 options to purchase the
     Company s Class A and Class B Common Stock were exercisable,
     5,730,188 were exercisable subject to vesting and 5,637,754 shares were available for option grant.

     Employee stock purchase plan:

     The Employee Stock Purchase Plan (ESPP) provides for the purchase of shares of Class A Common Stock through regular payroll deductions. The total number of shares authorized to be issued under the ESPP is 500,000. The ESPP expires in August 1997, and restricts an employee to purchase no more than $25,000 of stock in any calendar year under any qualified employee stock purchase plan. Shares may be issued to eligible employees on the last day of each calendar month. The purchase price is 85% of the average of the bid and asked price of the Class A Common Stock on such a date. During 1993, 108,884 shares of Class A Common Stock were purchased at prices ranging from $27.52 to $48.20 per share.

     Warrant repurchase:

     On June 18, 1992, MCI, a wholly owned subsidiary of the Company, called for the repurchase of all of the warrants issued to purchase an aggregate of 2,250,000 shares of MCI common stock effective July 1, 1992. These warrants contained a mandatory redemption requirement in which MCI was obligated to repurchase the warrants no later than July 1, 1997. The repurchase price at July 1, 1992 of $60.4523 per share represented the minimum value as set forth in the warrant agreement. The final redemption of approximately $89.9 million did not include the 762,495 warrants held by the Company.

       F-34         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


10.  Shareholders  agreements:

     Certain controlling shareholders of the Company have entered into a shareholders agreement which, among other things, contains provisions relating to the election of directors and other voting agreements, procedures in the event of a sale of the Company and certain restrictions on the conversion, transfer or sale of common stock of the Company. Certain controlling shareholders of the Company have also entered into a shareholders agreement with British Telecom. This agreement also contains provisions relating to the election of directors, procedures in the event of a sale of the Company and restrictions on the transfer or sale of common stock of the Company.

     Both agreements expire in 1999 and include renewal options for an additional period not to exceed ten years. All parties to the shareholders agreement and British Telecom voted all their shares in favor of the Merger with AT&T (See Footnote 16 -- Merger with American Telephone and Telegraph Company).

       F-35         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


11.  Income taxes:

     Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax basis of assets and liabilities given the provisions of the enacted tax laws. The components of the net deferred tax liability are as follows:

                                            December 31,
                                        1993            1992
                                        ----            ----
                                            (In thousands)

     Deferred tax liabilities:
      Property and equipment,
        licensing costs and
        other intangibles          $2,115,261       $1,967,690
      Other                            26,975           48,334
                                   ----------       ----------
      Total deferred tax
        liability                   2,142,236        2,016,024
                                   ----------       ----------
     Deferred tax assets:
      Net operating loss
        and alternative
        minimum tax credit
        carry forwards              (130,485)        (116,443)
      Finance costs                  (30,189)              --
      Other                          (30,300)              --
                                   ----------       ----------
                                    (190,974)        (116,443)
      Valuation allowance               4,425              --
                                   ----------       ----------
      Total deferred tax asset      (186,549)        (116,443)
                                   ----------       ----------
     Net deferred tax liability    $1,955,687       $1,899,581
                                   ==========       ==========

       F-36         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

11.  Income taxes (continued):

     The components of income tax (expense) benefit exclusive of the tax effect of the extraordinary item, are as follows:

                                    Year Ended December 31,
                                    1993       1992      1991
                                    ----       ----      ----
                                         (In thousands)

      Current:
        Federal                 $(72,519)  $(22,265)     $(1,250)
        State                     (7,869)   (25,780)     (18,944)
                                 -------    -------      -------
                                 (80,388)   (48,045)     (20,194)
                                 -------    -------      -------
      Deferred:
        Federal                   14,182     78,793       41,993
        State                    (31,713)     4,244        5,018
                                 -------    -------      -------
                                 (17,531)    83,037       47,011
                                 -------    -------      -------
                                $(97,919)   $34,992      $26,817
                                =========   =======      =======

      At December 31, 1993, the Company, exclusive of LIN, has approximately $172 million of regular tax operating loss carry forwards which expire in the years 2007 and 2008. The Company, exclusive of LIN, has alternative minimum tax credits aggregating approximately $33 million, which carry forward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that the Company s regular tax liability exceeds their liability calculated under the alternative minimum tax system.

      The Omnibus Budget Reconciliation Act of 1993 increased the corporate tax rate to 35% from 34% effective January 1, 1993. Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company recorded an additional tax expense of $49.6 million, with a corresponding increase in deferred tax liability.

      The following table reconciles the amount which would be provided by applying the 35% federal income tax rate in 1993, and the 34% federal income tax rate in 1992 and 1991, to income (loss) before (expense) benefit for income taxes to the income taxes actually provided.
       F-37         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


11.   Income taxes (continued):

                                    Year Ended December 31,
                                    1993       1992      1991
                                    ----       ----      ----
                                         (In thousands)

      (Expense) benefit
        assuming federal
        statutory rates          $(8,245)   $57,783     $ 52,203

      Amortization of goodwill    (4,744)    (5,875)      (6,012)
      State and local taxes,
        net of federal tax
        benefit                  (39,860)   (14,214)      (9,191)
      Equity investments           2,019      4,169        3,770
      Tax expense not
        provided on minority
        partners  share
        of income                  4,126      4,734        3,343
      Increase in federal
        statutory rate           (49,568)        --           --
      Other                       (1,647)   (11,605)     (17,296)
                                --------    --------     --------
                                $(97,919)   $34,992      $26,817
                                =========   =======      =======


12.   Retirement benefits:

      LIN has a contributory retirement plan covering certain employees of LIN and its wholly owned television subsidiaries who meet certain requirements, including length of service and age. Pension benefits vest upon completion of five years of service and are computed, subject to certain adjustments, by multiplying 1.25% of the employee's last three years average annual compensation times the number of years of credited service. Funding is based upon legal requirements and tax considerations. No funding was required during the three year period ended December 31, 1993.

                                McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1993


12.   Retirement benefits (continued):

      The components of LIN's net pension expense for 1993, 1992 and 1991 are as follows:


                                                  1993           1992           1991
                                                               (In thousands)

Service cost of current period                    $791           $583          $ 454

     Interest cost on projected
       benefit obligation                        2,632          2,458          2,241

     Actual return on plan assets                 (962)        (2,053)        (7,812)

     Net amortization of unrecognized net
       transition assets and deferral of
       variance from actual return on assets      (906)           466          6,494
                                                -------        -------        -------
     Net pension expense                        $1,555         $1,454         $1,377
                                                =======        =======        =======

       F-39                     McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1993

12.  Retirement benefits (continued):

     The following table sets forth the LIN pension plans' funded status and amounts recognized in the balance sheets at December 31, 1993 and 1992:

                                                  1993          1992
                                          ----------------------   ----------------------
                                          Funded       Unfunded    Funded       Unfunded
                                                            (In thousands)

     Actuarial present value of
       accumulated plan benefits
       (including vested benefits
       of $35,385 in 1993
       and $31,247 in 1992)             $36,668        $ 370       $32,165        $216
                                        ========     ========      ========   ========
     Plan assets at fair value,
       primarily publicly traded
       stocks and bonds                 $37,593          $--      $ 37,783         $--

     Less projected benefit obligation
       for service rendered to date      38,896          641        33,394         360
                                        --------     --------      --------   --------
     Plan assets in excess of
       (less than) projected
       benefit obligation                (1,303)        (641)        4,389       (360)

     Unrecognized prior service cost      6,603           76         7,831          90

     Unrecognized net (gain) loss        (2,005)         262        (7,182)        109

     Unrecognized net transition asset
       being recognized over 15 years    (2,507)        (130)       (2,820)      (146)
                                        --------     --------      --------   --------
     Prepaid (accrued) pension cost
       included in balance sheet           $788        $(433)      $ 2,218      $(307)
                                        ========     ========      ========   ========
       F-40         McCAW CELLULAR COMMUNICAT
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


12.  Retirement benefits (continued):

     The assumed weighted average discount rate was 7.0% for 1993 and 7.75% for 1992 and 1991. The rate of increase in future compensation levels is assumed to be 5.5% for 1993 and 7.0% for 1992 and 1991. The expected long-term rate of return on assets is assumed to be 8.0% for 1993 and 8.5% for 1992 and 1991.

     Due to a change in the Internal Revenue Service code section
     415 limits in April 1992, plan benefit changes resulting from the change in control of LIN that were expected to be paid from the unfunded plan have been shifted to the funded plan for the year ended 1992. As a result of this change, $1.1 million of the accrued liability of the unfunded plan was shifted to the funded plan during 1992.

13.  Commitments and contingencies:

     Lease commitments:

     The Company is committed under operating leases principally for facilities, cell sites and office space, and other operating agreements with remaining terms from one to twenty-three years with options for additional periods.
     Certain leases provide for payment by the lessee of taxes, maintenance and insurance.

     Future minimum payments required under operating leases and agreements that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1993 are summarized below:

               Year ending December 31,
               1994                                $51,030
               1995                                 45,992
               1996                                 39,649
               1997                                 33,591
               1998                                 27,626
               Thereafter                          161,377
                                                  --------
                                                  $359,265
                                                  ========
          Total rent expense amounted to approximately $53.9,
          $46.6, and $36.9 million in 1993, 1992 and 1991,
          respectively.

       F-41         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993



13.  Commitments and contingencies (continued):

     Litigation:

     In May 1990, a suit was filed in the United States District
     Court for the District of Columbia against the Company by the former owners (the Charisma Group) of cellular interests which the Company acquired in 1986 and 1987 and some of which the Company sold in its transaction with Contel
     Cellular Inc. (the Charisma Litigation). The suit alleges that the transaction with Contel breached an agreement that would have required the Company to share with the Charisma
     Group up to 25% of the net capital gains from such sale.

     During the same period that the Company acquired cellular interests from the Charisma Group in 1986 and 1987, the Company also acquired similar interests from Maxcell Telecom
     Plus, Inc. (Maxcell). On November 1, 1993, Maxcell and its parent, Telecom Plus, Inc. (TPI) filed a suit in the Circuit
     Court, Palm Beach County, Florida alleging that the Company made certain oral representations to the former owners of Maxcell that they would be treated identically to the Charisma Group in connection with their sale of interests to the Company, and that the alleged agreement made by the Company with the Charisma Group violated that oral agreement
     (the TPI Litigation). In an apparent response to defendant's motion to dismiss, plaintiff filed an amended complaint. Plaintiff s allegations in the amended complaint include claims for fraud, breach of contract, breach of implied contract, interference with contract, breach of fiduciary duty, constructive trust, promissory estoppel, breach of covenant of good faith and fair dealing, conspiracy and concealment. Various types of relief including rescission, reformation, damages and punitive damages are sought. Former owners of Charisma are co-defendants individually and as class defendants.

     The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma
     Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The

       F-42         McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993



13.  Commitments and contingencies (continued):

     Litigation (continued):

     Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; no trial date has been set. In the TPI Litigation, defendant's motion to dismiss is still pending. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

     On August 15, 1993, the Company entered into a Memorandum of
     Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications,
     Inc.  Shareholders Litigation, Consolidated Civil Action No.
     12793, described in the Company s Current Report on Form 8-
     K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the Company s proposed merger with American Telephone and Telegraph
     Company (AT&T) and other customary conditions. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company s stockholders in connection with or that arise out of the subject matter of the action, the Company s proposed strategic alliance with AT&T (which was abandoned when the proposed merger with AT&T was agreed to), the proposed merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. It is expected that the Company s stockholders separately will be provided a notice containing further information regarding the proposed settlement and related proceedings, including a settlement hearing to be scheduled by the court.

     The Company is also party to certain litigation in the ordinary course of business and to routine filings with the FCC, state regulatory authorities and other proceedings which management believes are immaterial to the Company.


                                            McCAW CELLULAR COMMUNICATIONS, INC.
                                                     AND SUBSIDIARY COMPANIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        DECEMBER 31, 1993


14.  Segment information:

     The operations of the Company are classified into three business segments -- cellular, broadcast and other operations.  Other operations primarily consist of air-to-ground and messaging operations.  The cellular segment incurs costs on behalf of the other segment primarily associated with accounting, information and legal services.
     These costs have been identified and are allocated to the other segment.

     Following is certain financial information for the segments at December 31, 1993, 1992 and 1991 and for each of the years then ended.  Identifiable assets by business segment include assets directly identified with those operations and exclude intersegment investments, loans and advances.  Intersegment sales are insignificant.  Capital expenditures include amounts allocated to property and equipment in acquisitions.



              1993                                     Cellular     Broadcast        Other      Corporate     Total
              ----                                     --------     ---------        -----      ---------     -----
          (In thousands)

          Net revenues                              $1,919,371        $145,533    $129,906          $--   $2,194,810

          Depreciation and amortization                357,377           9,631      35,678          913      403,599

          Valuation loss on equipment                  123,559              --          --           --      123,559

          Income (loss) from operations                263,725          56,753    (37,144)     (23,256)      260,078

          Capital expenditures                         483,930           8,276     106,171          406      598,783

          Identifiable assets(1)                     8,022,392         649,242     223,771      169,524    9,064,929


       F-44                                    McCAW CELLULAR COMMUNICATIONS, INC.
                                                     AND SUBSIDIARY COMPANIES
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        DECEMBER 31, 1993

14.       Segment information (continued):

              1992(2)                                  Cellular     Broadcast        Other      Corporate     Total
              -------                                  --------     ---------        -----      ---------     -----
          (In thousands)

          Net revenues                              $1,486,193        $142,920   $ 114,223          $--   $1,743,336

          Depreciation and amortization                344,873           8,758      30,768          800      385,199

          Income (loss) from operations                230,004          58,011     (8,194)     (20,329)      259,492

          Capital expenditures                         370,961           4,361      38,015       10,351      423,688

          Identifiable assets(1)                     7,909,090         655,655     148,331      242,369    8,955,445


              1991                                     Cellular     Broadcast        Other      Corporate     Total
              ----                                     --------     ---------        -----      ---------     -----
          (In thousands)

          Net revenues                              $1,135,240        $129,481   $ 100,850          $--   $1,365,571

          Depreciation and amortization                305,027           8,753      30,467          601      344,848

          Income (loss) from operations                 84,735          51,724     (3,554)     (17,115)      115,790

          Capital expenditures                         496,827           5,693      12,989          736      516,245

          Identifiable assets(1)                     7,673,303         660,997     117,090      276,247    8,727,637


(1)       Corporate assets consist principally of cash, cash equivalents and marketable securities.
(2)       Certain reclassifications have been made in order to be consistent with current year presentation.

                                      AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1993

15.  Quarterly results of operations (unaudited):

     The financial information presented below reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods.

     Summarized quarterly financial data for 1993 and 1992 is as follows:

                                                            1993 Quarter
                                              First      Second(1)   Third      Fourth
                                                           (In thousands)

     Net revenues                            $479,968    $540,477   $562,616    $611,749

     Operating and corporate expenses         302,868     329,820    354,087     420,799
     Depreciation                              50,286      52,564     56,684      65,705
     Valuation loss on equipment                   --      46,583         --      76,976
     Amortization of intangible assets         47,759      43,182     43,229      44,190
                                             --------    --------   --------    --------
     Income from operations                    79,055      68,328    108,616       4,079

     Other expense, net                      (93,064)    (90,424)  (137,320)   (166,552)
                                             --------    --------   --------    --------
     Loss before extraordinary item          (14,009)    (22,096)   (28,704)   (162,473)

     Extraordinary item:  Loss on
      early extinguishment of debt,
      net of income tax benefit                    --          --         --    (45,034)
                                             --------    --------   --------    --------
     Net loss                               $(14,009)   $(22,096) $ (28,704)  $(207,507)
                                            ========    ========   ========   =========
     Per share amounts:
      Loss before extraordinary item          $(0.07)    $ (0.11)    $(0.14)    $ (0.78)
      Extraordinary item:
        Loss on early extinguishment
        of debt, net of income
        tax benefit                                --          --         --      (0.22)
                                             --------    --------   --------    --------
     Net loss                                 $(0.07)     $(0.11)    $(0.14)     $(1.00)
                                            ========    ========   ========    ========

                                McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1993

15.  Quarterly results of operations (unaudited) (continued):

                                                            1992 Quarter
                                              First      Second      Third      Fourth
                                                           (In thousands)

     Net revenues                            $374,747    $426,394   $447,961    $494,234

     Operating and corporate expenses         251,873     260,523    270,805     315,444
     Depreciation                              38,160      45,480     46,288      49,819
     Amortization of intangible assets         51,377      51,569     52,583      49,923
                                             --------    --------   --------    --------
     Income from operations                    33,337      68,822     78,285      79,048

     Other expense, net                     (132,397)   (134,643)  (136,264)   (141,794)
                                             --------    --------   --------    --------
     Net loss                               $(99,060)   $(65,821)  $(57,979)   $(62,746)
                                            =========   =========  =========   =========
     Net loss per share                       $(0.56)    $ (0.38)    $(0.32)    $ (0.34)
                                            =========   =========  =========   =========

     Net loss per share is computed independently for each of the quarters presented.
     Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

     (1)  Certain reclassifications were made to conform to year-end presentation.

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993


16.  Merger with American Telephone and Telegraph Company:

     On August 16, 1993, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with AT&T, pursuant to which the Company would become a wholly owned subsidiary of AT&T and each share of Class A Common Stock and Class B Common Stock of the Company would be converted into one AT&T common share, subject to certain adjustments. Each outstanding option to purchase the Company s stock would be assumed by AT&T and would be exercisable for a proportionate number of AT&T common shares. The merger has been approved by the respective Boards of Directors of AT&T and the Company and the Company's stockholders, but is subject to the satisfaction of several conditions, including the receipt of necessary governmental consents.

     Each party will have a right to terminate the Merger Agreement if it has not closed by September 30, 1994. Separately, AT&T has agreed to purchase at the Company s option, exercisable in the event the Merger Agreement is terminated, approximately 11.7 million newly issued shares of the Company s Class A Common Stock at $51.25 per share, for a total price of $600 million. This right will not be exercisable if the merger is completed. Such transaction would be subject to the receipt of necessary governmental approvals, which have not yet been applied for or received.

     Pursuant to the Merger Agreement, on February 8, 1994, the Company, through a wholly owned subsidiary, entered into a credit agreement with AT&T under which an aggregate of $350 million is available (the AT&T Credit Agreement). Under the AT&T Credit Agreement, interest is payable quarterly at an applicable margin in excess of the prevailing LIBOR rate and is fixed for a period ranging from one month to twelve months. Amounts outstanding under the AT&T Credit Agreement are due and payable two years after the earlier of (i) the closing under the Merger Agreement or (ii) the termination of the Merger Agreement. The AT&T Credit Agreement provides for fees of .5% per annum on the unused portion of the $350 million commitment. The assets of the wholly owned subsidiary are pledged as security for this debt. As of March 15, 1994, $67.5 million was outstanding and $282.5 million was available under the AT&T Credit Agreement.

     Separately, on February 23, 1993, AT&T purchased approximately 14.5 million newly issued shares of the Company's Class A Common Stock at $27.625 per share, for a total price of $400 million.

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
LIN Broadcasting Corporation

We have audited the accompanying combined balance sheets of LIN Broadcasting Corporation's Unconsolidated Affiliates listed in
Note 1 (the Ventures) as of December 31, 1993 and 1992, and the related combined statements of income, Ventures' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1993 and 1992 consolidated financial statements of AWACS, Inc. and subsidiaries, which statements reflect total assets constituting 24% and 20% as of December 31, 1993 and 1992, respectively and net revenues constituting 19% and 17% for the years then ended of the related combined totals. Those statements were audited by other auditors whose report, which also places reliance on other auditors, has been furnished to us, and our opinion, insofar as it relates to data included for AWACS, Inc. and subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Ventures at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
                                        ERNST & YOUNG
Seattle, Washington
February 4, 1994

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
AWACS, Inc.
Wayne, Pennsylvania

We have audited the consolidated balance sheet of AWACS, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and retained earnings and of cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Garden State Cablevision L.P. ("Garden State"), the Company's investment in which is accounted for by the use of the equity method. The Company's equity of $32,302,000 and $22,369,000 in Garden State's deficit at December 31, 1993 and 1992, respectively, and of $9,933,000 and $2,985,000 in that entity's net losses for the years then ended are included in the accompanying consolidated financial statements. The financial statements of Garden State were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Garden State, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of AWACS, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1,1993 to conform with Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes."

DELOITTE & TOUCHE
Philadelphia, Pennsylvania

February 18, 1994

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Garden State Cablevision L.P.:

We have audited the accompanying balance sheets of Garden State Cablevision L.P. (a Delaware Limited Partnership) as of December 31,1993 and 1992, and the related statements of operations, partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden State Cablevision L.P. as of December 31,1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2, the Partnership has obtained financing proposals for the repayment of the Senior Debt and Subordinated Debt which become due in 1994. As of the date of this report, the Partnership has not received a written commitment for the required financing and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        ARTHUR ANDERSEN & CO.


Philadelphia, Pa.,
February 23, 1994

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                          COMBINED BALANCE SHEETS
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)

ASSETS                                    1993                1992
- ----------------------------------------------------------------
Current assets:
  Cash and cash equivalents             $54,357         $40,815
  Accounts receivable, less
     allowance for doubtful
     accounts (1993-$9,829;
     1992-$14,440)                      111,723          84,926
   Prepaid expenses and other            17,497          11,812
- ----------------------------------------------------------------
   Total current assets                 183,577         137,553
- ----------------------------------------------------------------
Property and equipment, at
  cost, less accumulated
  depreciation                          452,447         417,297
Other assets                              2,108           1,143
Cellular FCC licenses, less
  accumulated amortization
  (1993-$506)                            13,564              --
Organization costs, less
  accumulated amortization
  (1993-$6,785; 1992-$5,780)              3,265           4,270
Due from majority stockholder
  of AWACS                               16,387              --
Notes receivable, less allowance
  for doubtful accounts
  (1993-$150; 1992-$198)                    281             966
- ----------------------------------------------------------------
Total assets                           $671,629        $561,229
================================================================

                                (continued)

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                    COMBINED BALANCE SHEETS (continued)
                        DECEMBER 31, 1993 AND 1992
                          (Dollars in thousands)


LIABILITIES AND EQUITY                    1993                1992
- ----------------------------------------------------------------

Current liabilities:
  Accounts payable                      $37,801         $22,378
  Accrued expenses                       39,180          27,889
  Unearned revenues                      27,610          16,818
  Commissions payable                    14,439          10,868
  Notes payable                           2,946             --
  Other current liabilities               6,000           5,199
- ----------------------------------------------------------------
     Total current liabilities          127,976          83,152
- ----------------------------------------------------------------
Notes payable to affiliates              63,126          93,827
Investment in affiliate                  32,302          22,369
Deferred income taxes                     4,236          13,434
Other long-term liabilities               1,286           1,302

Equity:
  Contributed capital                    78,690          63,817
  Excess cost of limited
Current assets:
  Cash and cash equivalents             $54,357         $40,815
  Accounts receivable, less
     allowance for doubtful
     accounts (1993-$9,829;
     1992-$14,440)                      111,723          84,926
   Prepaid expenses and other            17,497          11,812
- ----------------------------------------------------------------
=============================================

                          See accompanying notes.

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                   COMBINED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
Net Revenues                                   $704,550        $606,277      $494,549

Operating Costs and Expenses:
  Direct operating                               75,140          60,732        51,698
  Selling, general and administrative           277,040         236,597       185,098
  Depreciation and amortization                  69,833          52,595        41,684
- --------------------------------------------------------------------------------------
                                                422,013         349,924       278,480
- --------------------------------------------------------------------------------------
Operating Income                                282,537         256,353       216,069
- --------------------------------------------------------------------------------------

Other Income (Expense):
  Interest expense                               (8,138)         (3,901)       (2,558)
  Investment income                               2,578           1,685         2,245
  Provision for loss on cellular
     equipment                                       --          (4,604)           --
  Litigation settlements                        (12,254)             --            --
  Equity in loss of affiliate                    (9,933)         (2,985)           --
- --------------------------------------------------------------------------------------
                                                (27,747)         (9,805)         (313)
Income Before Provision for Income
  Taxes and Cumulative Effect
  of Accounting Changes                         254,790         246,548       215,756

Provision for Income Taxes                       11,247           8,464         7,977
- --------------------------------------------------------------------------------------
Income before Cumulative Effect
  of Accounting Changes                         243,543         238,084       207,779
Cumulative Effect of Accounting Changes          12,142              --            --
- --------------------------------------------------------------------------------------
Net Income                                     $255,685        $238,084      $207,779
======================================================================================

                                      See accompanying notes.

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                              COMBINED STATEMENTS OF VENTURES' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                                                  Excess Cost
                                                  of Limited
                                   Contributed    Partnership      Retained           Total
                                     Capital       Interest        Earnings          Equity
- ------------------------------------------------------------------------------------------

Balance at December 31, 1990        $61,137           $ --        $221,074     $282,211
Net income                               --             --         207,779      207,779
Distributions to partners                --             --        (122,350)    (122,350)

Balance at December 31, 1991         61,137             --         306,503      367,640
Net income                               --             --         238,084      238,084
Distributions to partners                --             --        (185,945)    (185,945)
Acquisition of interest in
  Garden State Cable                     --        (70,384)             --      (70,384)
Acquisition of interest in
  Galveston Cellular
  Telephone Company                   2,680             --          (4,930)      (2,250)
- ------------------------------------------------------------------------------------------

Balance at December 31, 1992         63,817        (70,384)        353,712      347,145
Net income                               --             --         255,685      255,685
Distributions to partners                --             --        (175,000)    (175,000)
Contributions                           809             --              --          809
In kind contribution of Cellular
  FCC license                        14,064             --              --       14,064
- ------------------------------------------------------------------------------------------

Balance at December 31, 1993        $78,690       ($70,384)       $434,397     $442,703
==========================================================================================




                                      See accompanying notes.

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                     $255,685        $238,084      $207,779
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                  69,833          52,595        41,684
  Equity in loss of affiliate                     9,933           2,985           --
  Non-cash interest expense                       6,006           1,403           --
  Provision for losses on accounts
     receivable                                  20,945          21,127        13,506
  Provision for loss of cellular equipment          --            4,604           --
  Cumulative effect of accounting changes       (12,142)            --            --
  Changes in operating assets and
     liabilities
     Increase in accounts receivable            (47,742)        (29,300)      (31,058)
     Increase (decrease) in accounts payable     15,423          (6,129)        8,943
     Increase in accrued expenses                11,295           5,467         1,536
     Increase in unearned revenues               10,792           3,445         2,896
     Increase in commissions payable              3,571           2,553         1,808
     Increase in deferred income taxes            3,319           3,244         2,763
     Other, net                                  (5,093)         (1,069)       (3,684)
- --------------------------------------------------------------------------------------
         Total adjustments                       86,140          60,925        38,394
- --------------------------------------------------------------------------------------
       Net cash provided by
         operating activities                   341,825         299,009       246,173


                                            (continued)

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                                                  1993           1992           1991
- --------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Advances to/from majority
     stockholder of AWACS                       (16,387)          9,259          (710)
  Capital expenditures                         (103,944)       (112,573)     (126,250)
- --------------------------------------------------------------------------------------
       Net cash used for
         investing activities                  (120,331)       (103,314)     (126,960)

FINANCING ACTIVITIES:

  Proceeds from (repayment of)
     revolving credit notes                         --           (3,800)        3,800
  Proceeds from (repayment of)
     notes payable to partners                  (33,761)         10,478        10,000
  Contributions from partners                       809             --            --
  Distributions paid to partners               (175,000)       (185,945)     (122,350)
- --------------------------------------------------------------------------------------
       Net cash used for
         financing activities                  (207,952)       (179,267)     (108,550)
- --------------------------------------------------------------------------------------
Net Increase in Cash and
  Cash Equivalents                               13,542          16,428        10,663
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  Beginning of Year                              40,815          24,387        13,724
- --------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                   $54,357         $40,815       $24,387
=======================================================================================


                                            (continued)

                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                 COMBINED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)


                         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  1993           1992           1991
- --------------------------------------------------------------------------------------
Cash paid for:

Income taxes                                     $4,900          $6,600        $5,300

Interest
  Partners                                        1,478           3,422         2,411
  Others                                            242             540           414

Noncash investing and financing activities:

On September 30, 1992, an indirect subsidiary of AWACS issued a note for $51 million to purchase from the majority stockholder of AWACS a 40% limited partnership interest in
Garden State Cablevision L.P. (see Note 5 to the combined financial statements).


In October 1992, a subsidiary of LIN, together with a third party, acquired an approximate
56% interest in the parent company of Galveston Cellular Telephone Company.  In 1993, the
cost basis of of this acquisition was pushed-down to the books of Galveston Cellular
Telephone Company.


                                      See accompanying notes.

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 1 -- Basis of Presentation

These combined financial statements have been prepared to comply with the Securities and Exchange Commission's Regulation S-X requirement, in connection with LIN Broadcasting Corporation's
("LIN") consolidated financial statements, which requires separate or combined financial statements of significant subsidiaries 50% or less controlled.

These combined financial statements include 100% of the accounts of the operating ventures listed in the table below in which LIN has voting interests of 50% or less (the "Ventures"). These Ventures are included in LIN's consolidated financial statements on the equity accounting method. During 1992, LIN acquired an indirect interest in Galveston Cellular Telephone Company. As a result of this acquisition, the results of the Galveston venture are included in the combined financial statements from the date of acquisition.

                                                       Voting/
Name and Location                         Equity      Management
- -----------------------------------------------------------------
AWACS Inc., d/b/a
Comcast Metrophone       Corporation       49.99%        49.99%
Philadelphia

Los Angeles Cellular
Telephone Co.,           Partnership       39.97%        50.00%
Los Angeles

Houston Cellular
Telephone Co.,           Partnership       56.25%        50.00%
Houston

Galveston Cellular
Telephone Co.,           Corporation       34.60%        50.00%
Galveston


NOTE 2 -- Significant Accounting Policies

The following are the Ventures' significant accounting policies:


CASH EQUIVALENTS: Certain highly liquid, short-term investments which have a maturity of three months or less are considered cash equivalents. Excess cash is primarily invested in U.S.
Government obligations.

PROPERTY AND EQUIPMENT: Cellular system equipment is recorded at cost and is depreciated on a straight-line basis over an 8 or 10 year period. All other property and equipment, including betterments to existing facilities, are recorded at cost and

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 2 -- Significant Accounting Policies (continued)

depreciated on a straight-line basis over their estimated useful lives of three to twenty years. Beginning in 1993, AWACS revised the useful lives used to compute depreciation for its cell site equipment from 10 to 8 years and for its computer equipment from 5 to 3 years. The change had the effect of increasing depreciation expense by approximately $4.4 million.

CELLULAR FCC LICENSES AND ORGANIZATION COSTS: Cellular FCC Licenses represent costs to acquire cellular licenses authorized by the Federal Communications Commission and are amortized using the straight line method over 40 years. Organization costs, consisting principally of legal fees, feasibility studies and other costs related to obtaining required licenses and regulatory approvals, are amortized using the straight-line method over a 10 year period.

INCOME TAXES: Accelerated depreciation methods are used for tax purposes. AWACS, which is a corporation, provides deferred taxes related to this and other timing differences. Effective January 1, 1993, AWACS adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 7). No provision is made for income taxes for either the Los Angeles or Houston ventures as the income or loss is includable in the tax returns of the respective partners of these partnerships.

REVENUE RECOGNITION: Cellular airtime is recorded as revenue when earned. Unearned revenues consist principally of amounts billed to customers for access fees which are payable one month in advance.

RECLASSIFICATIONS: Certain reclassifications have been made to the prior years' combined financial statements in order to conform to the 1993 presentation.

NOTE 3 -- Property and Equipment

The major classifications of property and equipment were as
follows:
                                               December 31,
                                            1993          1992
                                            ------------------
Land                                        $1,379       $1,271
Buildings and improvements                   6,583        5,084
Cellular equipment                         576,655      511,993
Other                                       70,997       40,093
                                           -------      -------
                                           655,614      558,441
Less accumulated depreciation              203,167      141,144
                                           -------      -------
                                          $452,447     $417,297
                                          ========     ========

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)


NOTE 4 -- Notes Payable to Affiliates

The Houston venture has entered into agreements with the partners under which it has borrowed $2,946 and $35,946 as of December 31, 1993 and 1992, respectively. The borrowings were made to fund capital expenditures and to retire existing equipment vendor financings. The notes to partners mature in June 1994, are nonamortizing and bear interest at a rate of prime (6% as of December 31, 1993) plus 1%. The Galveston venture also entered into an agreement with an affiliate under which it has borrowed $4,717 and $5,478 as of December 31, 1993 and December 31, 1992,
respectively. This note matures beginning in 1995 and bears interest at prime plus 2%.

NOTE 5 -- Investment in Affiliate

On September 30, 1992, an indirect subsidiary of AWACS acquired from the majority stockholder of AWACS a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State"). Consideration consisted of a note with an initial principal amount of $51,000 which is included in Notes payable to affiliates. The note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. The note is due September 30, 1997. AWACS anticipates there will be no significant amount of cash available for payment of interest on the note, and accordingly, interest accrued on the note during 1993 and 1992 of $6,006 and $1,403, respectively, was added to principal.

AWACS' acquisition of the 40% interest in Garden State was recorded as a negative investment in an affiliate of $19,384, which represented the carryover basis from the majority stockholder. AWACS' excess of purchase price over the carrying value was recorded as a reduction of stockholders' equity in the amount of $70,384. The investment is accounted for on the equity method and under the terms of the partnership agreement, 49.5% of the net losses of Garden State are allocated to AWACS. Such losses, which amounted to $9,933 and $2,985 during 1993 and 1992, respectively, were added to the investment in affiliate.

Summarized financial information for Garden State for the year ended December 31, 1993 and the three months ended December 31, 1992 is as follows:

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 5 -- Investment in Affiliate (Continued)

                                                 Three Months
                                   Year Ended       Ended
                                  December 31,   December 31,
                                      1993           1992
                                  ------------   -----------
                                                    (Unaudited)

  Results of Operations

   Revenues                          $90,824          $21,779

   Costs and expenses                 41,647            9,915
   Depreciation and amortization      47,682           12,139
                                     -------           -------
   Operating loss                      1,495             (275)
   Interest expense, net              20,904            5,755
                                     -------           -------
   Loss before cumulative effect
     of accounting change           $(19,409)         $(6,030)
   Cumulative effect of
     accounting change                  (657)             --
                                     -------           -------
       Net loss                     $(20,066)         $(6,030)
                                     =======          ========
   Equity in net loss                $(9,933)         $(2,985)
                                     =======          ========

  Financial position at December 31, 1993 and 1992

   Current assets                     $7,328          $15,861
   Noncurrent assets                 246,512          285,828
   Current liabilities               294,325           23,198
   Noncurrent liabilities                779          299,689


Garden State's Senior Loan Credit Agreement matures on March 30, 1994, but may be extended through December 31, 1999, upon the satisfaction of certain conditions as specified by the agreement. These conditions include, among other things, the refinancing of the subordinated debt, which matures on June 30,1994, at terms approved by the senior lenders. In connection therewith, Garden State has obtained financing proposals for the repayment of the senior debt ($196,475,000 at December 31, 1993) and subordinated debt ($75,926,919 at December 31, 1993, including deferred interest of $7,523,428). Management believes that Garden State will be successful in obtaining the required financing. As of February 18, 1994, Garden State had not received a written commitment for the required financing. Garden State's ability to continue as a going concern is dependent upon obtaining the required financing.

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 5 -- Investment in Affiliate (Continued)

In November 1993, Garden State signed a letter of intent to purchase the general partner's interest in Garden State. The general partner has also retained its rights under the Partnership Agreement that beginning August 15, 1994, for a period of 90 days, it shall have the right to cause Garden State to purchase all of its partnership interest. The purchase price shall be equal to the greater of 150% of the general partner's aggregate capital contributions or 120% of the general partner's percentage of the system's fair market value as determined by an independent appraisal.

During 1993 and 1994, the FCC adopted and modified various regulations governing the rates charged to cable subscribers. Because of these regulations, future revenue growth from cable services will rely to a much greater extent that has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

NOTE 6 -- Equity

In accordance with the various partnership agreements, income of the partnerships is allocated to each owner's respective capital account in accordance with its respective equity interest.

Additional capital contributions may be called based on annual construction and operating budgets submitted by the partnerships and agreed upon by the operating committees of each partnership.

NOTE 7 -- Postretirement Benefits Other Than Pensions

Effective January 1, 1993, AWACS adopted SFAS No. 106. This statement requires AWACS to accrue the estimated cost of retiree benefits earned during the years the employee provides services. AWACS previously expensed the cost of these benefits as claims were incurred. AWACS recorded the cumulative effect of the obligation for its allocated cost of such benefits in 1993. AWACS' retiree benefit obligation is unfunded and all benefits are paid by Comcast. The cumulative effect as of January 1, 1993 of the adoption of SFAS No. 106 was to reduce the AWACS net income by approximately $375 (net of tax). The effect of SFAS No. 106 on AWACS' income before cumulative effect of the accounting changes was not significant to AWACS' results of operations.

NOTE 8 -- Income Taxes

Effective January 1, 1993, AWACS adopted SFAS No. 109, "Accounting for Income Taxes." As a result, AWACS recorded a cumulative effect of accounting change of $12,517. The adoption of SFAS No. 109 did not have a significant impact on the amount of income tax expense recorded by AWACS during 1993.

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 8 -- Income Taxes (continued)


Income tax expense consists of the following:

                                       Year Ended December 31,
                           1993          1992          1991
                           ----          ----          ----
 Current:
    Federal             $3,543         $3,179        $3,840
    State                4,653          2,041         1,374
                        ------         ------        ------
                         8,196          5,220         5,214
                        ------         ------        ------
 Deferred:
    Federal              4,381          2,509         1,841
    State               (1,330)           735           922
                        ------         ------        ------
                         3,051          3,244         2,763
                        ------         ------        ------
                       $11,247         $8,464        $7,977
                       =======        =======        ======


Total tax expense differs from the amount computed by multiplying income before tax by the statutory federal tax rate primarily due to non-deductible depreciation and amortization expense and state income taxes.

Deferred taxes are attributable primarily to excess tax over book depreciation and certain expenses not deductible for tax purposes until paid.

NOTE 9 -- Related-Party Transactions

During the years ended December 31, 1993, 1992 and 1991, the two partnerships recorded management fees payable to affiliates of their partners of $4,200, $4,200 and $4,200, respectively, for management consultation, legal services and various other professional services.

AWACS is required to advance to its majority stockholder certain amounts based on AWACS' cash flow (as defined) on a semiannual basis. During 1993, AWACS advanced $15,970 to the majority stockholder in the form of a note bearing interest at the prime rate plus 1%. Pursuant to the terms of the note, unpaid interest of $417 was capitalized and added to the principal outstanding. For the year ended December 31, 1993, AWACS is required to advance to the majority stockholder an additional $4,460 by April 30, 1994.

In addition to the transactions described above, the Ventures routinely enter into transactions with the Company or other affiliates of the Company (including McCaw), or other affiliates

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 9 -- Related-Party Transactions (continued)

of the partners. Such transactions include roaming agreements and participation in the North American Cellular Network, among other things. Such transactions are not separately disclosed in the financial statements as they are carried out in the normal course of business.

NOTE 10 -- Commitments

The Ventures lease office space, land and buildings for cell sites and vehicles under operating leases which expire through the year 2010. Total rent expense for the years ended December 31, 1993, 1992 and 1991 was $13,945, $11,909 and $8,788,
respectively. Some of the leases include escalation clauses based on increases in the Consumer Price Index. Several of the leases include options to extend the lease term.

Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more at December
31, 1993 are:

                 1994                         $14,286
                 1995                          13,037
                 1996                          10,841
                 1997                           8,918
                 1998                           6,811
            1999 and beyond                    10,809
                                             --------
                                              $64,702
                                             ========

NOTE 11 -- Contingencies

The Ventures are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. The Ventures are also party to routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with interconnection, rates, and practices and proceedings concerning the telecommunications industry in general and other proceedings which management does not expect to have a material adverse effect on the financial position or results of operations of the Ventures.

In August 1993 and in December 1993, two dealers for the Los
Angeles cellular partnership filed lawsuits against the partnership and certain other parties in the California state court, seeking injunctive relief and monetary damages. The lawsuits allege various torts and statutory violations, including price-fixing regarding cellular equipment and service, below-cost sales of equipment, fraud, interference with economic relationship, unfair competition, discrimination among agents,

         LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                  NOTES TO COMBINED FINANCIAL STATEMENTS
                          (Dollars in thousands)

NOTE 11 -- Contingencies (continued)

and conspiracy. The lawsuits are in their early stages and plaintiffs have made a motion to consolidate them. The partnership intends to defend each lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaints, and does not expect that the ultimate results of these legal proceedings will have a material adverse effect on its financial position or results of operations.

In September 1993, a proposed class action lawsuit was filed by a cellular subscriber in a District Court in Texas. The lawsuit alleges that the renewal provisions and liquidated damages provisions of the annual subscriber agreements of various cellular carriers, including the Houston cellular partnership, are void and unenforceable, and are contrary to public policy. The plaintiffs also seek monetary damages. No class has yet been certified. The partnership intends to defend the lawsuit vigorously, believes that it has meritorious defenses to the allegations contained in the complaint, and does not expect that the ultimate results of this legal proceeding will have a material adverse effect on its financial position or results of operations.

                                     LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      (Dollars in thousands)


                                                                      Deductions
                                   Balance at                    ------------------------
                                   Beginning of                   Amounts        Amounts     Balance at End of Year
                                      Year        Additions      Collected      Written Off  Current     Not current
- -----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993

  Comcast Cellular
  Communications, Inc.                  $ --      $16,387           $ --            $ --    $16,387            $ --
    Promissory note,
    bearing interest at prime plus 1%.
    The note matures six months after a
    Credit Agreement of CCCI is paid
    in full, which is expected to be
    in the year 2000.


Year Ended December 31, 1992

  Metromedia Company                  $9,259       $   --         $9,259          $   --     $   --          $   --
    Promissory note, bearing
    interest at prime, due 9/30/94
    if not previously called


Year Ended December 31, 1991

  Metromedia Company                  $8,549         $710         $   --          $   --     $9,259          $   --
    Promissory note, bearing
    interest at prime, due
    9/30/94 if not previously called


                      LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                           SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES
                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (Dollars in thousands)

                                   Balance at
                                   Beginning of                               Balance at
                                     Year          Additions     Deductions        End of Year
- ------------------------------------------------------------------------------------------

Year Ended December 31, 1993:

  LIN Cellular Communications       $20,220             --          $18,563        $1,657  (1)
  American Cellular
     Communications                  15,726             --           14,437         1,289  (1)
  Galveston Mobile Partnership        5,478             --              761         4,717
  Comcast Cellular                   52,403          6,006               --        58,409
- ------------------------------------------------------------------------------------------
       Totals                       $93,827         $6,006         $33,761        $66,072
==========================================================================================

Year Ended December 31, 1992:

  LIN Cellular Communications       $17,407         $2,813           $  --        $20,220
  American Cellular
     Communications                  13,539          2,187              --         15,726
  Galveston Mobile Partnership           --          5,478              --          5,478
  Comcast Cellular                       --         52,403              --         52,403
- ------------------------------------------------------------------------------------------
       Totals                       $30,946        $62,881         $    --       $93,827
==========================================================================================

Year Ended December 31, 1991:

  LIN Cellular Communications       $11,782         $5,625         $    --       $17,407
  American Cellular
     Communications                   9,164          4,375              --        13,539
- ------------------------------------------------------------------------------------------
       Totals                       $20,946        $10,000         $    --       $30,946
==========================================================================================

(1)  Classified as short term.
See Notes 4 and 5 regarding terms of indebtedness.

                                       LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                                                  SCHEDULE V - PROPERTY AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars in thousands)

                                        Balance at                                                       Balance at
                                        Beginning of                   Retirements                          End of
                                           Year         Additions        or Sales     Reclassifications      Year
- ----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:

Land                                      $1,271           $168             $60                --            $1,379
  Buildings and improvements               5,084          1,499              --                --            $6,583
  Cellular equipment                     511,993         71,081           6,419                --          $576,655
  Other                                   40,093         32,770           1,866                --           $70,997
- ----------------------------------------------------------------------------------------------------------------------
      Totals                            $558,441       $105,518          $8,345                --          $655,614
======================================================================================================================

Year Ended December 31, 1992:

  Land                                      $518           $753          $  --             $  --             $1,271
  Buildings and improvements               3,321          1,763             --                --              5,084
  Cellular equipment                     409,385        106,982          20,054            15,680           511,993
  Other                                   46,970         13,932           5,129           (15,680)           40,093
- ----------------------------------------------------------------------------------------------------------------------
  Totals                                $460,194       $123,430         $25,183                $0          $558,441
======================================================================================================================

Year Ended December 31, 1991:

  Land                                      $395           $123          $  --             $  --               $518
  Buildings and improvements               1,487          2,161             327               --              3,321
  Cellular equipment                     321,188         88,197             --                --            409,385
  Other                                   33,688         13,379              97               --             46,970
- ----------------------------------------------------------------------------------------------------------------------
  Totals                                $356,758       $103,860            $424            $  --           $460,194
======================================================================================================================

                                       LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars in thousands)


                                        Balance at                                    Balance at
                                        Beginning of                   Retirements       End of
                                           Year         Additions        or Sales         Year
- ---------------------------------------------------------------------------------------------------------
Year Ended December 31, 1993:

  Buildings and improvements              $1,200           $969              $6            $2,163
  Cellular equipment                     129,640         58,040           1,994           185,686
  Other                                   10,304          6,301           1,287            15,318
- ---------------------------------------------------------------------------------------------------------
  Totals                                $141,144        $65,310          $3,287          $203,167
=========================================================================================================

Year Ended December 31, 1992:

  Buildings and improvements                $633           $567          $   --            $1,200
  Cellular equipment                      93,219         47,272          10,851           129,640
  Other                                    6,628          4,185             509            10,304
- ---------------------------------------------------------------------------------------------------------
  Totals                                $100,480        $52,024         $11,360          $141,144
=========================================================================================================

Year Ended December 31, 1991:

  Buildings and improvements                $307           $377             $51              $633
  Cellular equipment                      56,192         37,027              --            93,219
  Other                                    3,711          2,970              53             6,628
- ---------------------------------------------------------------------------------------------------------
  Totals                                 $60,210        $40,374            $104          $100,480
=========================================================================================================



                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)



                                                  1993           1992           1991
- ------------------------------------------------------------------------------------------

Balance at Beginning of Year                    $14,638         $11,309       $10,387

Additions:
  Charged to income                              20,945          21,127        13,506
  Recoveries                                      5,551           7,400         3,255

Deductions:
  Accounts written off                           31,155          25,198        15,839
- ------------------------------------------------------------------------------------------

Balance at End of Year                           $9,979   (1)   $14,638   (2) $11,309
=========================================================================================

(1)  Includes $150 classified as long-term.
(2)  Includes $198 classified as long-term.


                        LIN BROADCASTING CORPORATION'S UNCONSOLIDATED AFFILIATES
                         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                         (Dollars in thousands)




                                                  1993           1992           1991
- ------------------------------------------------------------------------------------------

Taxes - other than payroll and income taxes:
  Property                                       $8,960         $13,322        $6,054
  Other                                           1,866           1,578         1,150

Advertising                                      29,719          19,459        15,017





Other items are not presented as such amounts are less than 1% of net revenues.


                                    APPENDIX

                           OMITTED GRAPHICAL MATERIAL


Graphical material omitted from this EDGAR filing includes two pages of maps. Such maps are described in the body of the Form 10-K under
Item 1 - "Business--Cellular Interests".