Form 10-K/A
period 1993-12-31
MCCAW CELLULAR COMMUNICATIONS INC
filed 1994-04-28
CIK 818687

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A
                               (Amendment No. 1)
             [X]  Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

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

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Consolidated Financial Statements of McCaw Cellular
         Communications, Inc. and Subsidiary Companies:**

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

         Combined Financial Statements of LIN's Unconsolidated
         Affiliates**

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

(a)(2)   Financial Statement Schedules of McCaw Cellular
         Communications, Inc. and Subsidiary Companies:

         Report of Arthur Andersen & Co., Independent Public
         Accountants

         Schedule II -  Amounts Receivable from Related Parties
                        and Underwriters, Promoters and
                        Employees Other than Related Parties
         Schedule III - Condensed Financial Information of McCaw
                        Cellular Communications, Inc. (parent
                        company only) for the Years Ended
                        December 31, 1993 and 1992
         Schedule X -   Supplementary Income Statement
                        Information for the Years Ended December
                        31, 1993, 1992 and 1991

(a)(3)   Financial Statement Schedules of LIN's Unconsolidated
         Affiliates**

         Schedule II - Amounts Receivable from Related
                       Parties for the Years Ended December
                       31, 1993, 1992 and 1991
         Schedule IV - Indebtedness to Related Parties for
                       the Years Ended December 31, 1993,
                       1992 and 1991
         Schedule V -    Property and Equipment for the Years
                         Ended December 31, 1993, 1992 and 1991
         Schedule VI-    Accumulated Depreciation and
                         Amortization of Property and Equipment
                         for the Years Ended December 31, 1993,
                         1992 and 1992
         Schedule VIII - Valuation and Qualifying Accounts and
                         Reserves for the Years Ended December
                         31, 1993, 1992 and 1991
         Schedule X -    Supplementary Income Statement
                         Information for the Years Ended
                         December 31, 1993, 1992 and 1991

(a)(4)   Exhibit Index**

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

 10.8* Amended and Restated 1987 Stock Option Plan (incorporated by reference to Exhibit 4.6 to Registration Statement No. 33-20985)
 10.9 Purchase Agreement between McCaw Cellular Communications, Inc. and British Telecom USA Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 33-32874)
 10.10 Guaranty Agreement between McCaw Cellular Communications, Inc. and British Telecommunications plc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 33-32874)
 10.11 Shareholders Agreement, dated May 31, 1989, as amended December 31, 1989, among McCaw Cellular Communications, Inc., the Jordan and Taylor Trusts, Craig, John, Bruce and Keith McCaw and the other parties named therein (incorporated by reference to Exhibit 10.18 to Registration Statement No. 33-32874)
 10.12 Shareholders Agreement, dated June 20, 1989 among McCaw Cellular Communications, Inc., British Telecom USA Holdings, Inc. and Craig, John, Bruce and Keith McCaw (incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-32874)
 10.13 Agreement, dated December 11, 1989, between McCaw, MMM Holdings, Inc. and LIN (incorporated by reference to Exhibit 10.20 to Registration Statement No. 33-32874)
 10.14 Private Market Value Guarantee, dated December 11, 1989 (incorporated by reference to Exhibit 10.21 to Registration Statement No. 33-32874)
 10.15* Employment Agreement, dated as of November 1, 1991, of James L. Barksdale (incorporated by reference to
         Exhibit 10.15 to the McCaw Cellular Communications Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.16*  Employment Agreement, dated as of March 23, 1989,of
         Peter L.S. Currie
 10.17 Agreement of Purchase and Partnership Contribution and other related agreements in connection with the Bay Area Transaction (incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated October 1, 1991)
 10.18 Agreement of Purchase and Sale, dated as of April 10, 1991, by and between BellSouth Enterprises, Inc. and Rochester Cellular Corporation and McCaw Cellular Communications, Inc., Cellular Fund, Inc. and McCaw Cellular, Inc. (incorporated by reference to Exhibit
         10.18 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.19*  Employment Agreement, dated as of May 31, 1990, of Tom
         A. Alberg (incorporated by reference to Exhibit 10.22 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

 10.20* McCaw Cellular Communications, Inc. 401(k) Plan, dated as of July 1, 1991 (incorporated by reference to
         Exhibit 10.23 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.21* 1992 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.22* 1992 Stock Option Plan for British Telecom Directorships (incorporated by reference to Exhibit
         10.25 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991)
 10.23 Purchase and Sale Agreement, dated as of July 31, 1992, among McCaw Cellular Communications, Inc., Associated Communications Corporation and Celcom Communications Corporation of Pittsburgh, and other related agreements in connection with the McCaw/Associated Joint Venture (incorporated by reference to Exhibit 10.24 to the McCaw Cellular Communications, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1992)
 10.24*  McCaw Employee Plan, established in connection with
         AT&T Merger Agreement
 10.25* McCaw Cellular Communications, Inc. Deferred Compensation Plan, dated December 15, 1993
 21      Subsidiaries of the Registrant
 23.1    Consent of Arthur Andersen & Co.
 23.2    Consent of Ernst & Young
 23.3    Consent of Deloitte & Touche
 23.4    Consent of Arthur Andersen & Co.
 24      Powers of attorney with respect to certain signatures


        *     Management contract or compensatory plan or
              arrangement.
       **     Previously filed.

(b) Reports on Form 8-K

    There was one report on Form 8-K filed during the quarter ended December 31, 1993:

December 3, 1993:       Announcing redemption of all of the
                        Company's publicly held debt.

                            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                             McCAW CELLULAR COMMUNICATIONS, INC.

                             By:  ANDREW A. QUARTNER
                                  -----------------------------
                                  Andrew A. Quartner
                                  Senior Vice President-Law
                                  April 28, 1994

                     INDEX TO FINANCIAL STATEMENTS

                                                           Page


Financial Statement Schedules of McCaw Cellular
Communications, Inc. and Subsidiary Companies:

    Report of Arthur Andersen & Co., Independent
    Public Accountants......................................F-1

    Schedule II -   Amounts Receivable from Related
                    Parties and Underwriters, Promoters
                    and Employees Other than
                    Related Parties.........................F-2
    Schedule III -  Condensed Financial Information
                    of McCaw Cellular Communications,
                    Inc. (parent company only)
                    for the Years Ended December 31,
                    1993 and 1992..........................F-5
    Schedule X -    Supplementary Income Statement
                    Information for the Years Ended
                    December 31, 1993, 1992 and 1991.......F-13

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited in accordance with generally accepted auditing standards, the financial statements of McCaw Cellular Communications, Inc. and subsidiary companies (the Company) filed as part of this Form 10-K and have issued our report thereon dated March 30, 1994, not presented separately herein. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Our report includes an explanatory paragraph with respect to the change in the method of accounting for income taxes effective
January 1, 1991, as explained in Note 1 to the Company's consolidated financial statements.


                                  ARTHUR ANDERSEN & CO.


Seattle, Washington
March 30, 1994

               McCAW CELLULAR COMMUNICATIONS, INC.
                    AND SUBSIDIARY COMPANIES

                           SCHEDULE II

    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
       PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                     (Dollars In Thousands)
                                                                     Deductions                 Balance at end of year
                                                              --------------------------       -------------------------
                                Balance
                               beginning                       Amounts        Amounts
Year                            of year       Additions       collected      written off       Current      Not current
- ----                           ---------      ---------       ---------      -----------       -------      -----------

1993  Houston Cellular           $20,219         $   --       $(18,564)            $  --        $1,655 (A)       $  --
        Telephone Company
      American Mobile              7,580         20,087              --               --            --          27,667  (B)
        Satellite Company
      Galveston Cellular           1,238             --              --               --         1,238 (A)          --
        Telephone Company
      John Chapple                   449             --              --               --           449 (C)          --
      James Barksdale                250             --           (250)               --            --              --
      Roxanne Jozwick                141             --           (117)               --            24 (G)          --
      N. Bruce Walko                 108             --              --             (27)            13 (D)          68  (D)
      Jose Felipe                    120             --              --             (40)            40 (E)          40  (E)
      William Oberlink               210             --              --             (30)            30 (F)         150  (F)
      Richard Bryan                   --            635            (26)               --           609 (G)          --
      Atlas Cellular
        Corporation                   --          4,000              --               --            --           4,000  (I)
      Louisiana-1
        Joint Venture                 --          1,231              --               --            --           1,231  (J)
      ICTC, Inc.                      --            839              --               --            --             839  (K)
      John Stanton                    --            469           (469)               --            --              --
      Richard P. Begert               --            215           (215)  (G)          --            --              --
                                 -------        -------         -------          -------       -------         -------
                                 $30,315        $27,476       $(19,641)            $(97)        $4,058         $33,995
                                 =======        =======       =========          =======       =======         =======
                                                              (continued)

                                                  McCAW CELLULAR COMMUNICATIONS, INC.
                                                       AND SUBSIDIARY COMPANIES

                                                        SCHEDULE II (continued)

                                       AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                          PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                        (Dollars In Thousands)
                                                                     Deductions                 Balance at end of year
                                                              --------------------------       -------------------------
                                Balance
                               beginning                       Amounts        Amounts
Year                            of year       Additions       collected      written off       Current      Not current
- ----                           ---------      ---------       ---------      -----------       -------      -----------

1992  Houston Cellular           $17,407         $2,812           $  --            $  --         $  --         $20,219  (A)
        Telephone Company
      American Mobile                 --          7,580              --               --            --           7,580  (B)
        Satellite Company
      Galveston Cellular              --          1,238              --               --            --           1,238  (A)
        Telephone Company
      John Chapple                   449             --              --               --           449 (C)          --
      James Barksdale                 --            450           (200)               --           250 (G)          --
      Roxanne Jozwick                 --            141              --               --           141 (G)          --
      N. Bruce Walko                  --            108              --               --           108 (D)          --
      Jose Felipe                     --            120              --               --            40 (E)          80  (E)
      William Oberlink                --            210              --               --            30 (F)         180  (F)
      John Stanton                    --            389           (389)               --            --              --
                                 -------        -------         -------          -------       -------         -------
                                 $17,856        $13,048          $(589)             $  0        $1,018         $29,297
                                 =======        =======       =========          =======       =======         =======

1991  Houston Cellular           $11,782         $5,625           $  --            $  --         $  --         $17,407  (A)
        Telephone Company
      John Chapple                   449             --              --               --           449 (C)          --
      Craig McCaw                    135          1,272         (1,414)               --           (7) (H)          --
      John McCaw                       3            218           (221)               --            --              --
                                 -------        -------         -------          -------       -------         -------
                                 $12,369         $7,115        $(1,635)             $  0          $442         $17,407
                                 =======        =======       =========          =======       =======         =======
                                                              (continued)

                      McCAW CELLULAR COMMUNICATIONS, INC.
                            AND SUBSIDIARY COMPANIES

                            SCHEDULE II (continued)

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (Dollars In Thousands)



(A) Loans bear interest at Prime + 1%, are collateralized by cellular system equipment and are due June of 1994.
(B) Loan bears interest through December 31, 1992 at 12%; 10% thereafter. Amount was repaid in full subsequent to December 31, 1993.
(C) December 31, 1993, 1992, and 1991 balances are comprised of two notes. Note for $84 is unsecured, non-interest bearing and due upon demand. Note for $365 is unsecured, non-interest bearing and due within 90 days of voluntary termination of employment or within one year of involuntary termination of employment.
(D) Loan is secured, non-interest bearing and will be repaid in equal monthly payments over a two year period beginning September of 1994.
(E) Note is unsecured, non-interest bearing and is forgiven in equal amounts over a three year period.
(F) Note is unsecured, non-interest bearing and is forgiven in equal amounts over a seven year period.
(G) Represents employee advances to facilitate moves to their current locations. Amounts have been repaid in full during 1993 and 1994.
(H) Represents activity of Craig McCaw and his wholly owned company, COMCO Broadcasting, Inc. The loans bear interest at 10% per annum.
(I) Loan bears interest at Prime + 1 1/2% and is secured. Loan will be repaid in quarterly installments beginning in September 1996 and is due in full in August 1998.
(J) Loan bears interest at Prime + 1 1/2% and is secured by the assets of the borrower. Loan will be repaid in quarterly installments beginning in June 1996 and is due in full in June 2001.
(K) Loan bears interest at Prime + 2 1/2%, is secured by the assets of the borrower, and is due in full in December 1996.

                                  SCHEDULE III
                        CONDENSED FINANCIAL INFORMATION
                      McCAW CELLULAR COMMUNICATIONS, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                (Dollars In Thousands Except Per Share Amounts)


                                     ASSETS
                                             1993        1992
                                             ----        ----
Current assets:
  Cash and cash equivalents                 $30,505        $1,383
  Marketable securities                         --         15,548
  Due from affiliates                        15,002        13,815
  Accounts receivable, other                  3,717         3,462
  Other                                       2,310         2,035
                                            -------       -------
    Total current assets                     51,534        36,243

Property and equipment, net of
  accumulated depreciation
  and amortization
  (1993, $21,497; 1992, $14,916)             46,092        40,873
Investments in and advances
  to subsidiaries                         3,310,494     3,057,961
Other assets                                 24,812       100,822
                                            -------       -------
                                         $3,432,932    $3,235,899
                                         ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                           $4,765       $27,193
  Accrued expenses                           48,895        63,995
  Other                                         648           648
                                            -------       -------
    Total current liabilities                54,308        91,836
                                            -------        ------

                                  (continued)

                        CONDENSED FINANCIAL INFORMATION
                      McCAW CELLULAR COMMUNICATIONS, INC.
                             (PARENT COMPANY ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                (Dollars In Thousands Except Per Share Amounts)


              LIABILITIES AND STOCKHOLDERS  DEFICIENCY (continued)

                                             1993        1992
                                             ----        ----
Long-term debt:
  Revolving credit and term
    loan agreements                       3,416,528     2,229,650
  12.95% senior subordinated
    debentures due 1999                         --        528,149
  14% senior subordinated
    debentures due 1998                         --        396,285
  8% convertible senior
    subordinated debentures
    due 2008                                    --        114,234
  Convertible senior subordinated
    discount debentures due 2008                --        285,486
                                          ---------     ---------
    Total long-term debt                  3,416,528     3,553,804
                                          ---------     ---------
    Total liabilities                     3,470,836     3,645,640
                                          ---------     ---------
Commitments and contingencies

Stockholders  deficiency:
  Preferred stock, $0.01 par:
    Authorized 10,000,000 shares;
    none issued                                  --            --
  Common stock, $0.01 par:
    Class A:  Authorized 400,000,000
    shares; issued and outstanding,
    1993, 148,411,196;
    1992, 124,769,731                         1,484         1,247
  Class B:  Authorized 200,000,000
    shares; issued and outstanding,
    1993, 60,142,047;
    1992, 61,356,282                            602           614
  Additional paid-in capital              2,888,565     2,244,637
  Deficit                               (2,928,555)   (2,656,239)

                                          ---------     ---------
    Total stockholders  deficiency         (37,904)     (409,741)
                                          ---------     ---------
                                         $3,432,932    $3,235,899
                                         ==========    ==========
                  See notes to condensed financial statements.

                                        SCHEDULE III (continued)
                                     CONDENSED FINANCIAL INFORMATION
                                   McCAW CELLULAR COMMUNICATIONS, INC.
                                          (PARENT COMPANY ONLY)
                                        STATEMENTS OF OPERATIONS
                              YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                         (Dollars In Thousands)


                                             1993           1992           1991
                                             ----           ----           ----

Affiliate revenue                           $8,481          $8,460          $6,873
                                           -------         -------         -------
Expenses:
  Operating                                 20,103          12,928           8,320
  Corporate                                 10,042          10,486           8,410
  Depreciation                               6,201           4,775           4,109
  Valuation loss on equipment                3,150             --              --
  Amortization of intangible assets          2,214           2,431              10
                                           -------         -------         -------
                                            41,710          30,620          20,849
                                           -------         -------         -------
Loss from operations                      (33,229)        (22,160)        (13,976)
                                           -------         -------         -------
Other income (expense):
  Interest expense                       (283,319)       (322,872)       (364,565)
  Interest income                            3,309           2,940           7,189
  Gain (loss) on disposition
     of assets, net                          (501)             591         (3,438)
  Other                                   (48,126)              --           6,241
                                           -------         -------         -------
                                         (328,637)       (319,341)       (354,573)
                                         ---------       ---------       ---------

                                               (continued)

                                        SCHEDULE III (continued)
                                     CONDENSED FINANCIAL INFORMATION
                                   McCAW CELLULAR COMMUNICATIONS, INC.
                                          (PARENT COMPANY ONLY)
                                  STATEMENTS OF OPERATIONS (continued)
                              YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                         (Dollars In Thousands)
                                             1993           1992           1991
                                             ----           ----           ----
Loss before income tax benefit,
  subsidiaries loss and
  extraordinary item                     (361,866)       (341,501)       (368,549)
Income tax benefit                         137,509         116,110         125,307
                                         ---------       ---------       ---------
Loss before subsidiaries loss
  and extraordinary item                 (224,357)       (225,391)       (243,242)

Equity in loss of subsidiaries             (8,344)        (60,215)     (1,988,123)
                                         ---------       ---------       ---------
Net loss before extraordinary item       (232,701)       (285,606)     (2,231,365)

Extraordinary item:  Loss on
  early extinguishment of debt,
  net of income tax benefit               (39,615)             --               --
                                         ---------       ---------       ---------
 Net loss                                (272,316)       (285,606)     (2,231,365)

Deficit, beginning of year             (2,656,239)     (2,363,613)       (113,803)

Accretion of mandatory repurchase
  obligation, net of
  McCaw Cellular, Inc.                        --           (7,020)        (18,445)
                                         ---------       ---------       ---------
Deficit, end of year                  $(2,928,555)    $(2,656,239)    $(2,363,613)
                                      ============    ============    ============

                              See notes to condensed financial statements.

                                        SCHEDULE III (continued)
                                     CONDENSED FINANCIAL INFORMATION
                                   McCAW CELLULAR COMMUNICATIONS, INC.
                                          (PARENT COMPANY ONLY)
                                        STATEMENTS OF CASH FLOWS
                              YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                         (Dollars In Thousands)
                                             1993           1992           1991
                                             ----           ----           ----
Operating activities:
  Net loss                              $(272,316)      $(285,606)    $(2,231,365)
                                        ----------      ----------    ------------
  Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Equity in loss of subsidiaries       8,344          60,215       1,988,123
       Income tax benefit                (137,509)       (116,110)       (125,307)
       Depreciation, amortization
         and valuation loss
         on equipment                      11,565           7,206           4,119
       (Gain) loss on disposition
         of assets, net                       501            (591)          3,438
       Premiums on early extinguishment
         of debt                           43,631              --              --
       Other                               71,535              --          (6,241)
       Amortization of costs associated
         with long-term debt               19,034          28,101          45,003
       Changes in operating assets
         and liabilities:
         Other current assets              (5,973)         (6,739)         (5,761)
         Accounts payable                 (22,428)         11,604          11,055
         Accrued expenses                 (15,101)         (1,270)          2,094
         Unearned revenues and
           customer deposits                   --             648              --
         Dividends from subsidiary         16,256           9,383          10,932
         Other                              1,810           3,944           6,621
                                           -------         -------         -------
                                           (8,335)         (3,609)      1,934,076
                                           -------         -------         -------
           Net cash used in
             operating activities        (280,651)       (289,215)       (297,289)
                                          --------        --------        --------
                                               (continued)
                                        SCHEDULE III (continued)
                                     CONDENSED FINANCIAL INFORMATION
                                   McCAW CELLULAR COMMUNICATIONS, INC.
                                          (PARENT COMPANY ONLY)
                                  STATEMENTS OF CASH FLOWS (continued)
                              YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                         (Dollars In Thousands)
                                             1993           1992           1991
                                             ----           ----           ----
Investing activities:
  Purchase of:
     Marketable securities                $(2,591)       $(24,719)       $(74,255)
     Property and equipment               (15,519)        (24,847)         (4,325)
     Other assets                          (9,627)         (9,962)         (4,916)
  Sale or redemption of
     marketable securities                  18,268          37,565          64,280
  Proceeds from investments
     in subsidiary warrants                     --          46,094              --
  Decrease (increase) in
     investments in and advances
     to subsidiaries                      (24,924)       (187,684)         234,528
                                          --------        --------        --------
       Net cash provided by (used in)
         investing activities             (34,393)       (163,553)         215,312
                                          --------        --------        --------
Financing activities:
  Proceeds from long-term debt           1,930,350         439,650         360,000
  Principal and premium payments on
     long-term debt                    (2,020,695)              --       (390,434)
  Proceeds from issuance of
     common stock                          434,511          14,564           3,617
  Deferred financing costs                      --           (465)         (2,359)
                                          --------        --------        --------
Net cash provided by (used in)
  financing activities                     344,166         453,749        (29,176)
                                          --------        --------        --------
  Increase (decrease) in cash and cash
  equivalents                               29,122             981       (111,153)

Cash and cash equivalents,
  beginning of year                          1,383             402         111,555
                                          --------        --------        --------
Cash and cash equivalents, end of year     $30,505          $1,383            $402
                                          ========        ========        ========
                                               (continued)

                                        SCHEDULE III (continued)
                                     CONDENSED FINANCIAL INFORMATION
                                   McCAW CELLULAR COMMUNICATIONS, INC.
                                          (PARENT COMPANY ONLY)
                                  STATEMENTS OF CASH FLOWS (continued)
                              YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                         (Dollars In Thousands)


                                             1993           1992           1991
                                             ----           ----           ----

                            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid for interest                    $314,613        $295,397        $319,323
                                          ========        ========        ========


Noncash investing and financing activities:

1993
- ----
The Parent Company exchanged 3.8 million shares of Class A Common Stock for $113.9 million principal amount of outstanding convertible debentures.

The Parent Company completed the acquisition of interests in several A Block cellular licensees in exchange for approximately 2.2 million shares of the Parent Company's Class A Common Stock worth an approximate $96.1 million.

1991
- ----
The Parent Company exchanged 2.4 million shares of Class A Common Stock for $68.7 million principal amount of outstanding debentures.

                      CONDENSED FINANCIAL INFORMATION
                    McCAW CELLULAR COMMUNICATIONS, INC.
                           (PARENT COMPANY ONLY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 31, 1993

This Schedule III and the related notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

1.   Affiliate revenue:

     Affiliate revenue consists of fees charged to LIN and other subsidiaries for management and other services. Fees charged to LIN are approved by the non-McCaw directors of LIN. Fees charged to LIN for services provided in 1993, 1992 and 1991 were approximately $6.6 million, $6.6 million and $5.8 million respectively.

2.   Long term debt maturities:

     Following is a schedule of maturities of long-term debt for each of the next five years and thereafter:

             Year Ending December 31,           Maturities
                                              (In Thousands)

                        1994                         $--
                        1995                          --
                        1996                     340,000
                        1997                     680,000
                        1998                     866,500
                  Thereafter                   1,530,028
                                               ---------
                                              $3,416,528
                                              ==========

                                McCAW CELLULAR COMMUNICATIONS, INC.
                                      AND SUBSIDIARY COMPANIES

                                             SCHEDULE X

                             SUPPLEMENTARY INCOME STATEMENT INFORMATION

                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                       (Dollars In Thousands)



                                                       Charged to
                                                    cost and expenses
                                            ----------------------------------
Item                                        1993           1992           1991
- --------------------                        ----           ----           ----
Amortization of intangibles:
  Licensing costs                        $107,958       $105,366       $105,786
  Other intangible assets                  70,402        100,086         95,831

Advertising costs                          61,498         51,672         42,170

Taxes, other than payroll
  and income taxes                         23,655         20,282         15,638