Form 10-Q
period 1994-03-31
MCCAW CELLULAR COMMUNICATIONS INC
filed 1994-05-16
CIK 818687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended March 31, 1994.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _____________ to ________________


Commission File Number:        1-9854


                      McCaw Cellular Communications, Inc.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                          91-1379052
         -------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)


    5400 Carillon Point, Kirkland, Washington            98033
         -------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

                                 (206) 827-4500
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]  Yes          [  ]  No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994.
              Common stock, $0.01 par:

                           Class A     149,687,295 shares
                           Class B      59,530,951 shares

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)
                                (Unaudited)

                                   March 31,        December 31,
                                      1994              1993
                                   ----------       -----------
ASSETS
- - ---------------------
Current assets:
  Cash and cash equivalents           $215,706        $ 138,908
  Marketable securities                 41,879           57,661
  Accounts receivable, net             353,856          326,584
  Other                                111,843          106,041
                                      ---------        ---------
    Total current assets               723,284          629,194

Property and equipment, net          1,679,535        1,616,480

Licensing costs and other intangible
  assets, net                        4,770,160        4,762,992

Investments                          1,947,741        1,960,863

Other assets                            95,770           95,400
                                      ---------        ---------
    Total assets                    $9,216,490       $9,064,929
                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
- - ----------------------------
Current liabilities:
  Current portion of long-term debt   $173,281        $ 158,925
  Accounts payable                     106,575          159,129
  Accrued expenses                     335,086          333,481
  Unearned revenues and customer
    deposits                            79,265           69,118
                                      ---------        ---------
    Total current liabilities          694,207          720,653

Long-term debt, net of current
  portion                            5,097,599        4,989,746
Net deferred tax liability           1,972,634        1,955,687
Other noncurrent liabilities           136,464          131,499
                                      ---------        ---------
    Total liabilities                7,900,904        7,797,585
                                      ---------        ---------

                                (continued)

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                              (In Thousands)
                                (Unaudited)

                                   March 31,        December 31,
                                      1994              1993
                                   ----------       -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY (continued)
- - ---------------------

Redeemable preferred stock of
  a subsidiary                     $1,338,823       $1,305,248
                                    ----------       ----------
Stockholders' deficiency:
  Common stock                          2,090            2,086
  Additional paid-in capital        2,911,540        2,888,565
  Deficit                          (2,936,867)      (2,928,555)
                                    ----------       ----------
    Total stockholders' deficiency    (23,237)         (37,904)
                                    ----------       ----------
    Total liabilities and
      stockholders' deficiency     $9,216,490       $9,064,929
                                    ==========       ==========



         See notes to condensed consolidated financial statements.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)


                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------

Net revenues                         $630,802        $ 479,968
                                     ---------        ---------
Expenses:
  Operating                           435,278          298,828
  Corporate                             6,411            4,040
  Depreciation                         66,417           50,286
  Amortization of intangible assets    42,859           47,759
                                     ---------        ---------
                                      550,965          400,913
                                     ---------        ---------
Income from operations                 79,837           79,055
                                     ---------        ---------
Other income (expense):
  Interest expense                    (67,250)        (108,729)
  Gain (loss) on dispositions
    of assets, net                       (918)          51,692
  Interest income                       2,623            6,647
  Equity in income of unconsolidated
    investees                          36,973           13,419
  Other                                   --             5,885
                                     ---------        ---------
                                      (28,572)         (31,086)
                                     ---------        ---------
Income before income tax expense
  and minority interest                51,265           47,969
Tax expense                           (20,089)         (25,004)
                                     ---------        ---------
Income before minority interest        31,176           22,965
Minority interest:
  Income of consolidated subsidiaries  (5,913)          (3,399)
  Provision for preferred stock
    dividend of a subsidiary          (33,575)         (33,575)
                                     ---------        ---------
Net loss                              $(8,312)        $(14,009)
                                     =========        =========
Weighted average common shares
  outstanding                         208,763          192,098
                                     =========        =========
Net loss per common share              $(0.04)          $(0.07)
                                     =========        =========


         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------

Net cash provided by operating
  activities                          $56,975          $40,814
                                      --------         --------
Cash flows from investing activities:
  Purchase or acquisition of:
    Marketable securities             (13,138)         (56,626)
    Property and equipment, net      (144,159)         (92,874)
    Licensing costs and other
      intangible assets, net          (21,729)          (1,856)
    Investments                        (6,425)         (11,958)
  Sale or redemption of marketable
    securities                         28,932           92,030
  Distributions and repayment of
    advances from investees            54,701           25,195
  Contributions from minority
    interest holders                       --            8,158
  Other investing activities, net      (4,080)            (704)
                                      --------         --------
Net cash used in investing activities(105,898)         (38,635)
                                      --------         --------
Cash flows from financing activities:
  Proceeds from long-term debt        153,500           40,000
  Principal payments on long-term debt(31,291)         (51,396)
  Net proceeds from issuance of
    common stock                        3,512          403,568
                                      --------         --------
Net cash provided by financing
  activities                          125,721          392,172
                                      --------         --------
Net increase in cash and
  cash equivalents                     76,798          394,351

Cash and cash equivalents,
  beginning of period                 138,908          201,606
                                      --------         --------
Cash and cash equivalents,
  end of period                      $215,706         $595,957
                                      ========         ========

                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In Thousands)
                                (Unaudited)


             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------

Cash paid for:

  Interest                             $64,150         $113,143
                                       =======         ========
  Taxes, net                           $12,822          $11,532
                                       =======         ========



         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1994

1.   Basis of presentation:

     The condensed consolidated financial statements included herein have been prepared by McCaw Cellular Communications, Inc. and its majority-owned subsidiary companies (the Company), including LIN Broadcasting Corporation (together with its subsidiaries, LIN), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Form 10-K, as amended, for the year ended December 31, 1993 of the Company and its majority-owned subsidiary LIN.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Net loss per share:

     Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. In periods where the Company has reported a net loss, only common shares outstanding are considered since the assumed conversion of options and convertible securities would be antidilutive.

PART I.   FINANCIAL INFORMATION

3.   Litigation:

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

     During the same period in 1986 and 1987 that the Company acquired cellular interests from the Charisma Group, the Company acquired similar interests from Maxcell Telecom Plus, Inc. ("Maxcell"). On November 1, 1993, Maxcell and its parent, Telecom Plus, Inc. ("TPI") filed a suit in the Circuit Court, Palm Beach County, Florida alleging that the Company made certain oral representations to the former owners of Maxcell that they would be treated identically to the Charisma Group in connection with their sale of interests to the Company, and that the alleged agreement made by the Company with the Charisma Group violated that oral agreement (the "TPI Litigation"). In an apparent response to defendant's motion to dismiss, plaintiff filed an amended complaint. Plaintiff's allegations in the amended complaint include claims for fraud, breach of contract, breach of implied contract, interference with contract, breach of fiduciary duty, constructive trust, promissory estoppel, breach of covenant of good faith and fair dealing, conspiracy and concealment. Various types of relief including rescission, reformation, damages and punitive damages are sought. Former owners of Charisma are co-defendants individually and as class defendants.

     The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; no trial date has been set. In the TPI litigation, defendant's motion to dismiss was granted in part and denied in part. The Company and Charisma have both moved to stay further proceedings in the TPI Litigation pending resolution of the Charisma Litigation. TPI is expected to oppose the motion to stay. If the motion to stay is not granted, discovery will commence in the TPI Litigation. No trial date has been set

PART I.   FINANCIAL INFORMATION

3.   Litigation (continued):

     in the TPI Litigation. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

     On August 15, 1993, the Company entered into a Memorandum of Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications, Inc. Shareholders Litigation, Consolidated Civil Action No. 12793, described in the Company's Current Report on Form 8-K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the Company's proposed merger with AT&T Corp. ("AT&T") and other customary conditions. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company's stockholders in connection with or that arise out of the subject matter of the action, the Company's proposed strategic alliance with AT&T (which was abandoned when the proposed merger with AT&T was agreed to), the proposed merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. It is expected that the Company's stockholders separately will be provided a notice containing further information regarding the proposed settlement and related proceedings, including a settlement hearing to be scheduled by the court.

     The Company is also party to certain litigation in the ordinary course of business and to routine filings with the Federal Communications Commission (FCC), state regulatory authorities and other proceedings which management believes are immaterial to the Company.

4.   Merger with AT&T:

     On August 16, 1993, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AT&T, pursuant to which the Company would become a wholly owned subsidiary of AT&T and each share of Class A Common Stock and Class B Common Stock of the Company would be converted into one AT&T common share, subject to certain adjustments. Each outstanding option to purchase the Company's stock would be assumed by AT&T and would be exercisable for a proportionate number of AT&T common shares. The merger has been approved by the respective Boards of Directors of AT&T and the Company and the Company's stockholders, but is subject to the satisfaction of several conditions, including the receipt of necessary governmental consents.

PART I.   FINANCIAL INFORMATION

4.   Merger with AT&T (continued):

     Each party has a right to terminate the Merger Agreement if it has not closed by September 30, 1994. Separately, AT&T has agreed to purchase at the Company's option, exercisable in the event the Merger Agreement is terminated, approximately 11.7 million newly issued shares of the Company's Class A Common Stock at $51.25 per share, for a total price of $600 million. This right will not be exercisable if the merger is completed. Such transaction would be subject to the receipt of necessary governmental approvals, which have not yet been applied for or received.

     On April 5, 1994, the United States District Court for the District of Columbia issued an Order in the case entitled United States v. Western Electric Co. Inc., et al., Civil Action No. 82-0192, declaring that AT&T's acquisition of the Company's interest in cellular properties controlled by a Bell Operating Company would violate Section I(D) of the Modification of Final Judgment (the "Decree"), United States
     v. American Telephone and Telegraph Co., 552 F. Supp. 131, 226-34 (D.D.C. 1982), aff'd sub nom, Maryland v. United States, 460 U.S. 1001 (1983), and that AT&T must seek a waiver or modification of the Decree in order to proceed with the Merger. There can be no assurance as to whether, or when, the Court will grant any such waiver or modification.

     Pursuant to the Merger Agreement, on February 8, 1994, the Company, through a wholly owned subsidiary, entered into a credit agreement with AT&T which provided the Company with the ability to borrow amounts from AT&T for specific purposes as described in the credit agreement (the "AT&T Credit Agreement"). Under the AT&T Credit Agreement, interest is payable quarterly at an applicable margin in excess of the prevailing LIBOR rate and is fixed for a period ranging from one month to twelve months. Amounts outstanding under the AT&T Credit Agreement are due and payable two years after the earlier of (i) the closing under the Merger Agreement or (ii) the termination of the Merger Agreement. The assets of the wholly owned subsidiary are pledged as security for this debt. As of April 30, 1994, $73.5 million was outstanding under the AT&T Credit Agreement.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations for the three month period ended March
31, 1994 are not necessarily indicative of the results to be expected for the full year.

Three months ended March 31, 1994 and 1993

Net Revenues

Consolidated net revenues increased 31 percent to $630.8 million for the three months ended March 31, 1994 compared with $480.0 million for the three months ended March 31, 1993. Net revenues for the Company's cellular operations for the three months ended March 31, 1994 were $556.7 million and represented 88 percent of the total consolidated net revenues of the Company for the period. Net revenues for the three months ended March 31, 1994 of the broadcast segment and messaging and other segment were $35.3 million and $38.7 million, respectively, and each accounted for 6 percent of the Company's consolidated net revenues for the period ending March 31, 1994.

Net revenues for the Company's cellular operations increased 33 percent to $556.7 million for the three months ended March 31, 1994 compared with $418.6 million for the three months ended March 31, 1993. This increase in net revenues results primarily from a 39 percent increase in the cellular subscriber base, which was partially offset by a decrease in average revenue per cellular subscriber, a trend that the Company expects may continue as the subscriber base continues to grow.

Net revenues for the Company's broadcast operations increased 11 percent to $35.3 million for the three months ended March 31, 1994 from $31.7 million for the three months ended March 31, 1993. This increase reflects improvement in the economy which stimulated increased advertiser spending.

Net revenues for the Company's messaging and other segment increased 30 percent to $38.7 million in the three months ended March 31, 1994 compared with $29.7 million for the three months ended March 31, 1993. This increase is due primarily to the continuing growth of messaging net revenues and the increase in revenues from the Company's start-up air-to-ground communications operations. Total messaging net revenues continue to grow due to a 27 percent increase in the messaging subscriber base, primarily through growth in the segment's existing markets. The first quarter 1994 messaging net revenue per subscriber declined from the first quarter 1993, a trend the Company expects may continue as the messaging subscriber base continues to grow.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Operating Expenses

Consolidated operating expenses, exclusive of corporate expenses, for the three months ended March 31, 1994 were $435.3 million, an increase of $136.5 million or 46 percent, from the three months ended March 31, 1993. A significant portion of these expenses is attributable to the Company's cellular operations, which accounted for 86 and 84 percent of the Company's total operating expenses for the three month periods ended March 31, 1994 and 1993, respectively.

Operating expenses, exclusive of depreciation and amortization, for the cellular segment increased to $373.4 million, an increase of $121.9 million, or 48 percent, from the three months ended March 31, 1993. A significant portion of this increase resulted from an increase in cost of equipment sales and marketing costs incurred as a result of the Company's 61 percent increase in gross subscriber additions in the period ended March 31, 1994 over the period ended March 31, 1993. Operating expenses as a percentage of net revenues for the cellular segment increased to 67 percent compared to 60 percent for the period ended March 31, 1993. Operating costs, exclusive of depreciation and amortization for the broadcast segment increased $1.7 million, or 9 percent, to $21.9 million for the three months ended March 31, 1994. These costs as a percentage of net revenues of the broadcast operations decreased to 62 percent for the three months ended March 31, 1994 from 64 percent for the three months ended March 31, 1993. Operating expenses, exclusive of depreciation and amortization, of the messaging and other segment increased by 47 percent over the three months ended March 31, 1993 to $40.0 million for the three months ended March 31, 1994. This increase primarily resulted from the Company's start-up air-to-ground communications operations.

Depreciation and amortization increased from $98.0 million in the three months ended March 31, 1993 to $109.3 million for the same period in 1994. Contributing to this 11 percent increase in depreciation and amortization is the Company's improvement and expansion of its existing cellular, messaging and air-to-ground systems offset in part by a decrease in amortization expense due to fully amortized assets. Depreciation and amortization is expected to continue increasing due to continued improvement and expansion of the Company's cellular, messaging and air-to-ground systems, including the implementation of digital cellular service.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Other Income and Expenses

Interest expense was $67.3 million for the three months ended March 31, 1994, a $41.5 million or 38 percent decrease from the three months ended March 31, 1993. This decrease primarily resulted from the redemption of the Company's approximately $400 million of outstanding convertible senior subordinated debentures in April 1993, and the redemption of the Company's remaining publicly held fixed rate debt on December 31, 1993. On December 31, 1993, the Company's approximate $1.2 billion of publicly held debt was replaced with lower cost borrowings under the McCaw Bank Credit Facilities (as defined below).

Gain on dispositions of assets, net of $51.7 million for the three months ended March 31, 1993 decreased to a loss of $0.9 million for the three months ended March 31, 1994. The 1993 gain of $51.7 million consisted primarily of the gain recognized on the sale to Associated Communications Corporation of the Company's interests in the A Block cellular systems in Albany, Glens Falls and Rochester, New York.

Equity in income of unconsolidated investees was $37.0 million for the three months ended March 31, 1994 compared with $13.4 million for the same period in 1993. This increase is primarily attributable to improved operating results of and an increase in ownership percentage in Bay Area Cellular Telephone Company, improved operating results of LIN's unconsolidated affiliates, effective September 1, 1993, the inclusion of the CMT Partners as an unconsolidated investee, and lower amortization expense due to fully amortized assets.

For the reasons discussed above, the net loss of $14.0 million for the three months ended March 31, 1993 decreased to a net loss of $8.3 million for the three months ended March 31, 1994.


REGULATION AND COMPETITION

In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile services (ESMR) operations, such as Nextel, which are launching cellular-like services in the Company's California markets. Other ESMR networks are scheduled to begin either operation or construction in other cities as well.

In September 1993, the FCC adopted rules for the licensing of personal communications services ("PCS"). While the Company and other cellular carriers will be eligible to compete for these licenses, the amount of PCS spectrum that cellular carriers may acquire in their own cellular market areas is limited.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

REGULATION AND COMPETITION (continued)

Furthermore, the FCC's rules provide for as many as seven PCS licenses in any market area, so the likelihood of additional competition in wireless services has increased. The FCC has also established Rand-McNally Major Trading Areas ("MTAs") and Basic Trading Areas ("BTAs") as the licensing areas for PCS services. Both MTAs and BTAs are larger than a cellular MSA or RSA. In some instances, an MTA may exceed in size the Company's cluster of cellular licenses in a particular geographic region. It is expected that PCS licenses will begin to be awarded in 1994. Several parties to the FCC proceeding including the Company have petitioned for reconsideration of certain aspects of the PCS rules and it is possible that the FCC could amend its rules based upon these petitions.

Some of the PCS spectrum is already used by cellular carriers for microwave transmissions. The FCC has determined that the existing microwave users must be phased out or relocated to new frequencies once PCS is deployed. However, the FCC's rules enable displaced microwave users to obtain compensation from PCS licensees for vacating PCS spectrum and provide for a transition period before incumbent microwave users are forced to relocate.

Pursuant to the Omnibus Budget Reconciliation Act of 1993, signed into law in August 1993, the FCC will auction the spectrum that it has allocated for PCS licenses. Auctions are scheduled to begin in late 1994. The FCC has recently adopted generic rules for conducting auctions and is still considering proposed rules for broadband PCS licenses. These proposed rules include a provision for the submission of bids to acquire all licenses available within a common spectrum block, thus offering a new PCS entrant the possibility of obtaining national coverage. Because the auction rules are only preliminary, it is uncertain how they will affect the Company's competitive position.

The Omnibus Budget Reconciliation Act of 1993 also specifies that cellular and other commercial mobile providers should be subject to similar regulatory treatments, including federal pre-emption of state rate and entry regulation and exemption from tariffing requirements. A state may petition the FCC for the right to regulate the rates of commercial mobile providers but must demonstrate that rates will be unreasonable without the state's regulatory oversight. States that currently regulate cellular must petition the FCC by August 10, 1994, in order to retain rate regulatory jurisdiction while the petition is reviewed by the FCC. It is unclear which, if any, states will petition the FCC. In light of the uncertainty as to how the legislation will be implemented, and as to the nature of the additional competitive services covered thereby, it is impossible to quantify the impact of these legislative and regulatory initiatives or such competition on the Company at this time.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes capital to make acquisitions of cellular and messaging interests (which may include the acquisition of stock of publicly traded corporations), to complete the construction of and to operate and expand its communications systems, to fund start-up operating losses for its transmitting systems and to cover interest payments on its indebtedness. Moreover, as subscribers are added and usage increases, it will be necessary to make additional capital expenditures for the purchase of additional sites and operating equipment. The Company is in the process of changing equipment to accommodate the transition from analog to digital cellular service. The conversion from analog to digital equipment will require significant expenditures but will expand the capacity of the Company's cellular systems. The Company expects its capital expenditures in 1994 in connection with the planned expansion of digital service to total approximately $110 million and otherwise expects that it will continue to invest cash to grow its businesses at levels similar to or in excess of its 1993 investing activity.

Net cash provided by operating activities totaled $57.0 million for the three months ended March 31, 1994, an increase of $16.2 million from the March 31, 1993 total of $40.8 million. A significant portion of the Company's cash provided by operations is derived from the Company's cellular operations.

Interest expense decreased 38 percent to $67.3 million for the quarter ended March 31, 1994. This decrease primarily resulted from the redemption of the Company's approximately $400 million of outstanding convertible senior subordinated debentures in April 1993, and the redemption of the Company's remaining publicly held fixed rate debt on December 31, 1993. On December 31, 1993 the Company's approximate $1.2 billion of publicly held debt was replaced with lower cost borrowings under the McCaw Bank Credit Facilities.

The Company does not expect its operations to generate sufficient cash to meet its expenditure requirements for the next few years. Historically the Company has raised capital through the issuance of public indebtedness, bank borrowings and the sale of equity or assets. There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company. The Company will be required by the terms of the McCaw Bank Credit Facilities to apply the proceeds of certain asset sales to the repayment of loans thereunder.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company's indebtedness is due and payable over several years. The revolving period under the McCaw Bank Credit Facilities ends on March 31, 1996, at which time the obligation to repay principal commences. If the Company does not have sufficient internally generated funds to repay its indebtedness at maturity, it may issue additional indebtedness, sell equity or sell assets to refinance such maturing indebtedness. There can be no assurance that such issuances or sales will be possible or, if carried out, that the terms thereof will be favorable to the Company or its security holders.

In connection with the Merger Agreement, AT&T and the Company entered into a credit agreement under which financing is available for certain acquisitions and other business opportunities. In addition, AT&T has agreed to purchase approximately 11.7 million newly issued shares of Class A Common Stock for a total purchase price of $600 million in the event that the Merger Agreement is terminated. See Footnote 4 to the Company's condensed consolidated financial statements included herein.

In connection with its acquisition of a controlling interest in LIN in 1990, the Company entered into the Private Market Value Guarantee (PMVG) with LIN for the benefit of the public stockholders of LIN. Pursuant to the PMVG, the Company is required, beginning January 1, 1995, either to offer to purchase the remaining outstanding shares of LIN at private market value (an Acquisition) or put LIN in its entirety up for sale. If the Company decides to proceed with an Acquisition, it may pay the purchase price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that LIN's independent directors believe in good faith will have an aggregate market value on a fully distributed basis of not less than the private market value purchase price. If the Company determines not to proceed with an Acquisition, there can be no certainty that LIN will be sold to a third party. The Company's completion of an Acquisition may diminish the Company's liquidity, either through draws by the Company on outstanding facilities, the refinancing of such facilities or the issuance of securities which, by their nature, may limit the ability of the Company to issue further securities for other purposes. Conversely, if LIN is sold, it is likely that such transaction will enhance the Company's liquidity.
There can be no assurance as to whether the Company will determine to make an Acquisition or not or, if it does determine to proceed with an Acquisition, what the price for the remaining outstanding interest in LIN will be, the manner in which it will be financed and what effect the payment of such purchase price will have on the Company's liquidity.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, such as the CMT Partners transaction, the redemption of convertible debentures, the sale of stock to AT&T and the proposed merger with AT&T. The Company will continue to explore other such opportunities, which could include sales of assets or equity, joint ventures, reorganizations or further recapitalizations. There can be no assurance that any further such transactions will be undertaken, or, if undertaken, will be favorable to stockholders.

McCaw Bank Credit Facilities

Under the McCaw Bank Credit Facilities, interest is payable at the applicable margin plus, at the Company's discretion, the prevailing prime, LIBOR or CD rate. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined on the basis of the Company's ratio of adjusted total debt (as determined under the McCaw Bank Credit Facilities) to cash flow (i.e., net income, excluding extraordinary items, plus depreciation, amortization, interest expense, reserves for deferred taxes and other non cash items deducted in determining net income). For example, if the ratio was 6.0 to 1 or greater, the applicable margin for LIBOR, CD and prime loans would be 1-5/8%, 1-3/4% and 5/8%, respectively, while if the ratio was less than 4.5 to 1, such margins would be 1-1/8%, 1-1/4% and 1/8%, respectively. Beginning on March 31, 1996 and at the end of each fiscal quarter thereafter until the maturity date (which will be on or about March 31, 2000), the Company will be required to make payments amortizing the amount outstanding under the McCaw Bank Credit Facilities on December 31, 1995. In addition, the Company will be required to apply cash proceeds from certain sales of assets not reinvested in similar assets, and, after January 1, 1996, all excess cash flow, to the prepayment of loans.

The McCaw Bank Credit Facilities contain covenants restricting certain activities by the Company and its restricted subsidiaries, including, without limitation, restrictions on (i) investments in unrestricted subsidiaries, (ii) the incurrence of debt, (iii) distributions and dividends to stockholders, (iv) mergers and sales of assets, (v) prepayments of subordinated indebtedness, (vi) the creation of liens, and (vii) the issuance of preferred stock.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

McCaw Bank Credit Facilities (continued)

In addition, the Company and its subsidiaries are required to maintain compliance with certain financial covenants set forth in the McCaw Bank Credit Facilities. The Company is required to maintain certain ratios of outstanding indebtedness to the number of pops owned. The Company is also required to maintain ratios of senior debt and combined debt to cash flow in compliance with amounts specified in the McCaw Bank Credit Facilities. Substantially all the Company's assets, consisting of the stock of its first-tier (i.e., direct) subsidiaries, are pledged as security for repayment of amounts due under the McCaw Bank Credit Facilities.

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

The McCaw Bank Credit Facilities contain customary events of default, including (i) failure to make principal or interest payments when due, (ii) failure to comply with covenants, (iii) misrepresentations, (iv) defaults on other indebtedness, (v) material adverse change in the business, condition, operations, performance or properties of the Company, (vi) unpaid judgments, and (vii) standard ERISA and bankruptcy defaults. In addition, it shall be an event of default if, except in connection with the AT&T Merger, the Designated Party under the McCaw Shareholders Agreement fails to be entitled to appoint a majority of the Board of Directors of the Company or if the McCaw Family (as defined) fails to hold at least 20 million shares subject to the McCaw Shareholders Agreement.

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

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

LIN's Credit Facilities

LIN has arranged financing through two bank facilities. LIN Cellular Network, Inc. ("LCNI"), a wholly-owned subsidiary of LIN (owning all of LIN's cellular operations other than Philadelphia), has an aggregate of $1,459 million outstanding and $240 million available as of March 31, 1994 (the "Cellular Facility"). LIN Television Corporation ("LTC"), a wholly-owned subsidiary of LIN (owning all of LIN's television operations other than WOOD-TV), has $211 million outstanding and no additional amounts available as of March 31, 1994 (the "Broadcast Facility", and collectively, the "LIN Bank Credit Facilities").

LIN's Credit Facilities prohibit the payment of dividends and distributions to LIN by its major operating subsidiaries, thereby effectively limiting the ability of LIN to transfer funds to the Company.

Funds available under the McCaw Bank Credit Facilities can only be utilized by the Company and certain of its subsidiaries other than LIN. Proceeds from LIN's Credit Facilities are only available to LIN and its subsidiaries. For additional information regarding LIN's credit facilities, see LIN's current
Annual Report on Form 10 K.

LCH's Redeemable Preferred Stock

On August 10, 1990, LIN completed its acquisition of Metromedia Company's interest in the New York City A Block Licensee (the "Metromedia Transaction"). In addition to the cash portion of the purchase price for the Metromedia interests, LIN's subsidiary, LCH Communications, Inc. ("LCH"), issued $850 million of newly issued Class A Redeemable Preferred Stock (the "LCH Preferred Stock") to Metromedia. Metromedia has subsequently transferred the LCH Preferred Stock to a subsidiary of Comcast Corporation. The holder of the LCH Preferred Stock is entitled to appoint two members of the LCH Board of Directors and will be entitled to dividends if and when declared by the Board. LCH may redeem the Preferred Stock at any time at a price equal, at its option, to either:

(1) all of the issued and outstanding capital stock of LCH's subsidiary (LIN-Penn), which holds GuestInformant and LIN's ownership interest in the Philadelphia A Block cellular system, plus cash equal to 15 percent of the fair market value of all businesses (currently, only WOOD, formally WOTV, LIN's broadcast business in Grand Rapids - Kalamazoo - Battle Creek, Michigan) then operated by LCH (the Operating Business Portion); or

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

LCH's Redeemable Preferred Stock (continued)

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

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

     During the same period in 1986 and 1987 that the Company acquired cellular interests from the Charisma Group, the Company acquired similar interests from Maxcell Telecom Plus, Inc. ("Maxcell"). On November 1, 1993, Maxcell and its parent, Telecom Plus, Inc. ("TPI") filed a suit in the Circuit Court, Palm Beach County, Florida alleging that the Company made certain oral representations to the former owners of Maxcell that they would be treated identically to the Charisma Group in connection with their sale of interests to the Company, and that the alleged agreement made by the Company with the Charisma Group violated that oral agreement (the "TPI Litigation"). In an apparent response to defendant's motion to dismiss, plaintiff filed an amended complaint. Plaintiff's allegations in the amended complaint include claims for fraud, breach of contract, breach of implied contract, interference with contract, breach of fiduciary duty, constructive trust, promissory estoppel, breach of covenant of good faith and fair dealing, conspiracy and concealment. Various types of relief including rescission, reformation, damages and punitive damages are sought. Former owners of Charisma are co-defendants individually and as class defendants.

     The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; no trial date has been set. In the TPI Litigation, defendant's motion to dismiss was granted in part and denied in part. The Company and Charisma have both moved to stay further proceedings in the TPI Litigation pending resolution of the Charisma Litigation. TPI is expected to oppose the motion to stay. If the motion to stay is not granted, discovery will commence in the TPI Litigation. No trial date has been set in the TPI Litigation. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

PART II.  OTHER INFORMATION

     On August 15, 1993, the Company entered into a Memorandum of Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications, Inc. Shareholders Litigation, Consolidated Civil Action No. 12793, described in the Company's Current Report on Form 8-K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the Company's proposed merger with AT&T Corp. ("AT&T") and other customary conditions. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company's stockholders in connection with or that arise out of the subject matter of the action, the Company's proposed strategic alliance with AT&T (which was abandoned when the proposed merger with AT&T was agreed to), the proposed merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. It is expected that the Company's stockholders separately will be provided a notice containing further information regarding the proposed settlement and related proceedings, including a settlement hearing to be scheduled by the court.


Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of stockholders on March 25, 1994 to vote upon a proposal to approve and adopt the Merger Agreement, and the merger of an AT&T subsidiary into McCaw as provided for in the Merger Agreement. The results of the voting were as follows:

          In Favor    Opposed   Broker Non-Votes    Abstained

        722,304,708    57,356           0            109,070

Item 5.   Other information

(a)  Attachment of supplemental financial data.

                    McCAW CELLULAR COMMUNICATIONS, INC.
                        SUPPLEMENTAL FINANCIAL DATA
                       PROPORTIONATE OPERATING DATA
                                (Unaudited)
                             ($ in thousands)

The following table sets forth unaudited, supplemental financial data for the Company's cellular segment reflecting proportionate consolidation of entities in which the Company has a substantial interest. This presentation differs from the consolidation methodology used to prepare the Company's principal financial statements in accordance with generally accepted accounting principles. The proportionate cellular operating data reflects the Company's ownership percentage of systems consolidated for financial reporting purposes (including approximately 52 percent of LIN's proportionate results), and the Company's ownership percentage of certain of its significant unconsolidated investees (which are accounted for on the equity method for financial reporting purposes).


                                   Three Months Ended March 31,
                                       1994              1993
                                   ----------------------------

  Service revenue                    $493,086         $ 362,570
  Equipment revenue, net               (1,111)              487
                                     ---------        ----------
    Net revenues                      491,975           363,057
                                     ---------        ----------
  Direct costs and expenses
    excluding marketing               164,403           118,911
  Marketing expenses                  126,176            80,492
  Depreciation                         57,021            42,005
  Amortization of intangible assets    41,654            51,835
                                     ---------        ----------
    Total operating costs             389,254           293,243
                                     ---------        ----------
  Operating income
    proportionate basis              $102,721          $ 69,814
                                    ==========        ==========
  Proportionate subscribers(1)      2,117,000         1,439,000


(1) As of March 31, 1994, 100% of subscribers in markets in which the Company (exclusive of LIN) owned at least a 50% interest plus 100% of the subscribers of the cellular systems serving the markets in the CMT Partnership was 1,743,000 and average penetration in such markets was 3.35%. The Company's (exclusive of LIN's) proportionate share of subscribers based on its March 31, 1994 ownership position in markets where it owned an interest was 1,615,000. As of March 31, 1994, 100% of subscribers in markets in which LIN owned an interest was 1,575,000 and average penetration in such markets was 3.67%. LIN's proportionate share of such subscribers based on its ownership position at March 31, 1994 was approximately 958,000.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           McCaw Cellular Communications, Inc.
                                     (Registrant)



Date: May 16, 1994

                           STEVEN W. HOOPER
                           -----------------------------------
                           Steven W. Hooper
                           Chief Financial Officer