Form 10-Q
period 1994-06-30
MCCAW CELLULAR COMMUNICATIONS INC
filed 1994-08-15
CIK 818687

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended June 30, 1994.
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to _______________


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

                           [X]  Yes          [  ]  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1994.
                   Common stock, $0.01 par:

                        Class A      151,970,084 shares
                        Class B       59,043,501 shares

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In Thousands)
                                (Unaudited)

                                    June 30,        December 31,
                                      1994              1993
                                   ----------       -----------
ASSETS
- - ----------------------
Current assets:
   Cash and cash equivalents          $165,265         $138,908
   Marketable securities                25,590           57,661
   Accounts receivable, net            376,201          326,584
   Other                               105,665          106,041
                                    ----------        ---------
      Total current assets             672,721          629,194

Property and equipment, net          1,870,615        1,616,480

Licensing costs and other
   intangible assets, net            4,932,898        4,762,992

Investments                          1,527,684        1,960,863

Other assets                           100,714           95,400
                                    ----------        ---------
       Total assets                 $9,104,632       $9,064,929
                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS'
   INVESTMENT (DEFICIENCY)
- - ---------------------------------
Current liabilities:
   Current portion of long-term debt  $187,505        $ 158,925
   Accounts payable                     92,550          159,129
   Accrued expenses                    356,208          333,481
   Unearned revenues and customer
     deposits                           72,773           69,118
                                    ----------        ---------
        Total current liabilities      709,036          720,653


                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                              (In Thousands)
                                (Unaudited)

                                    June 30,        December 31,
                                      1994              1993
                                   ----------       -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY (continued)
- - -----------------------------
Long-term debt, net of
   current portion                  $5,338,605       $4,989,746
Net deferred tax liability           1,965,965        1,955,687
Other noncurrent liabilities            75,461           65,994
                                    ----------        ---------
     Total liabilities               8,089,067        7,732,080
                                    ----------        ---------

Minority interests                     445,253           65,505
                                    ----------        ---------
Redeemable preferred stock
   of a subsidiary                          --        1,305,248
                                    ----------        ---------
Stockholders' investment (deficiency):
   Common stock                          2,098            2,086
   Additional paid-in capital        3,347,641        2,888,565
   Deficit                         (2,799,914)      (2,928,555)
   Unrealized holding gain on
     available-for-sale securities     20,487               --
                                   ----------         ---------
     Total stockholders' investment
       (deficiency)                  570,312           (37,904)
                                  ----------          ---------
     Total liabilities and
       stockholders' investment
       (deficiency)               $9,104,632         $9,064,929
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                          Three Months          Six Months
                          Ended June 30,       Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

Net revenues         $682,685   $540,477  $1,313,487  $1,020,445
                     --------   --------  ----------  ----------
Expenses:
  Operating           454,203    325,103     889,481     623,931
  Corporate             6,499      4,717      12,910       8,757
  Depreciation         63,267     52,564     129,684     102,850
  Valuation loss on
    equipment             --      46,583          --      46,583
  Amortization of
    intangible assets  44,907     43,182      87,766      90,941
                      -------     -------    -------     -------
                      568,876    472,149   1,119,841     873,062
                      -------    -------   ---------     -------
Income from
  operations          113,809     68,328     193,646     147,383
                      -------     ------     -------     -------
Other income (expense):
  Interest expense   (75,982)   (96,240)   (143,232)   (204,969)
  Gain (loss) on
    dispositions of
    assets, net        16,653      (264)      15,735      51,428
  Interest income       2,492      5,403       5,115      12,050
  Equity in income of
    unconsolidated
    investees          41,899     19,290      78,872      32,709
  Other                    --      (307)          --       5,578
                      -------     -------     -------    -------
                     (14,938)    (72,118)    (43,510)   (103,204)
                     -------      -------     -------    -------
Income (loss) before
  income tax benefit
  (expense) and
  minority interest    98,871    (3,790)     150,136      44,179
Tax benefit (expense)  44,195      2,270      24,106    (22,734)
                      -------    -------     -------     -------

                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----
Income (loss) before
  minority interest  $143,066   $(1,520)    $174,242     $21,445
Minority interest:
  (Income) loss of
    consolidated
    subsidiaries      (6,113)    12,999     (12,026)      9,600
  Provision for preferred
    stock dividend of
    a subsidiary          --    (33,575)    (33,575)    (67,150)
                      -------    -------     -------     -------
Net income (loss)    $136,953  $(22,096)    $128,641   $(36,105)
                     ========  =========    ========   =========
Weighted average common
  shares outstanding  209,229    205,612     208,997     198,892
                     ========   =========   ========   =========
Net income (loss)
  per common share      $0.65   $(0.11)        $0.62     $(0.18)
                     ========   =========   ========   =========




         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                     Six Months Ended June 30,
                                       1994              1993
                                   ----------------------------

Net cash provided by operating
   activities                         $153,090         $109,940
                                      --------         --------
Cash flows from investing activities:
   Purchase or acquisition of:
     Marketable securities             (13,219)        (179,187)
     Property and equipment, net      (385,854)        (200,950)
     Licensing costs and other
       intangible assets, net         (198,631)          (1,623)
     Investments                       (20,615)         (22,104)
   Sale or redemption of marketable
     securities                         45,461          170,775
   Sale of investments and
     distributions and repayment
     of advances from investees         96,017           50,940
   Distributions to minority
     interest holders                     (559)          (9,459)
   Contributions from minority
     interest holders                    5,100           25,103
   Other investing activities, net     (28,338)            (489)
                                       --------          --------
Net cash used in investing
   activities                         (500,638)        (166,994)
                                      --------          --------
Cash flows from financing activities:
   Proceeds from long-term debt        570,000           60,350
   Principal payments on
     long-term debt                   (192,541)        (348,487)
   Redemption of preferred stock       (13,167)              --
   Net proceeds from issuance of
     common stock                        9,613           408,273
                                      --------          --------
Net cash provided by financing
   activities                          373,905           120,136
                                      --------          --------


                                (continued)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (In Thousands)
                                (Unaudited)

                                     Six Months Ended June 30,
                                       1994              1993
                                   ----------------------------
Net increase in cash and
   cash equivalents                    $26,357          $63,082

Cash and cash equivalents,
   beginning of period                 138,908          201,606
                                      --------         --------
Cash and cash equivalents,
   end of period                      $165,265         $264,688
                                      ========         ========

             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

   Interest                           $136,662         $202,933
                                      ========         ========
   Taxes, net                          $42,647          $31,788
                                      ========         ========


         See notes to condensed consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for interim periods. Certain reclassifications have been made to the financial statements for previous periods to conform with the current period's presentation. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.   Net income (loss) per share:

     Net income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during the period. In the periods in which the Company has reported a net loss, only common shares outstanding are considered since the assumed conversion of options would be antidilutive. A separate income per share calculation for the excess of carrying amount of the Redeemable Preferred Stock over the fair value of consideration transferred to the holder of the Redeemable Preferred Stock (see Footnote 6) added to net income available to common stockholders is as follows:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

2.   Net income (loss) per share (continued):


                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----

Net income (loss)    $136,953   ($22,096)   $128,641   $(36,105)
Excess carrying value
  of Redeemable
  Preferred Stock over
  fair value of
  consideration
  transferred         407,588          --    407,588          --
                     --------    --------   --------    --------
                     $544,541   ($22,096)   $536,229    ($36,105)
                     ========    ========   ========     ========
Net income (loss) per
  common share          $0.65     ($0.11)      $0.62     ($0.18)
Amount per common share -
  excess carrying value
  of Redeemable Preferred
  Stock over fair value
  of consideration
  transferred            1.95          --       1.95          --
                     --------    --------    --------   --------
Net income (loss) per
  common share including
  excess of carrying
  value of Redeemable
  Preferred Stock over
  fair value of
  consideration
  transferred           $2.60     ($0.11)      $2.57     ($0.18)
                     ========    ========   ========    ========

3.   Accounting Change:

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to report equity securities which are classified as available-for-sale at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders' investment.

PART I.  FINANCIAL INFORMATION

3.   Accounting Change (continued):

     The cumulative effect of adopting SFAS No. 115 at January 1, 1994 was to increase investments and stockholders' investment $45.2 million to reflect unrealized holding gains. At June 30, 1994, the Company's aggregate cost and market value in available-for-sale securities was $23.5 million and $44.0 million, respectively, resulting in unrealized holding gains of $20.5 million.

4.   Litigation:

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

PART I.  FINANCIAL INFORMATION

4.   Litigation (continued):

     The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; trial has been set for January 16, 1995. In the TPI litigation, defendant's motion to dismiss was granted in part and denied in part. Discovery has commenced in the TPI Litigation. No trial date has been set in the TPI Litigation. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

     On August 15, 1993, the Company entered into a Memorandum of Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications, Inc. Shareholders Litigation, Consolidated Civil Action No. 12793, described in the Company's Current Report on Form 8-K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the Company's proposed merger with AT&T Corp. ("AT&T") and other customary conditions. A settlement hearing has been scheduled by the court for September 19, 1994. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company's stockholders in connection with or that arise out of the subject matter of the action, the Company's proposed strategic alliance with AT&T (which was abandoned when the proposed merger with AT&T was agreed to), the proposed merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure

PART I.  FINANCIAL INFORMATION

4.   Litigation (continued):

     obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. The
     Company's stockholders have been provided a notice containing further information regarding the proposed settlement and related proceedings.

     On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc., NYNEX Corporation and NYNEX Mobile Communications, Inc. filed a suit against AT&T and the Company in the United States District Court for the Eastern District of New York. See further discussion of this suit in Footnote 5, of Item 1 below.

     The Company is also party to certain litigation in the ordinary course of business and to routine filings with the Federal Communications Commission (FCC), state regulatory authorities and other proceedings which management believes are immaterial to the Company.

5.   Merger with AT&T:

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

     Each party will have a right to terminate the Merger
     Agreement if it has not closed by September 30, 1994.
     Separately, AT&T has agreed to purchase at the Company's option, exercisable in the event the Merger Agreement is terminated, approximately 11.7 million newly issued shares of the Company's Class A Common Stock at $51.25 per share, for a total price of $600 million. This right will not be exercisable if the merger is completed. Such transaction would be subject to the receipt of necessary governmental approvals, which have not yet been applied for or received .

PART I.  FINANCIAL INFORMATION

5.   Merger with AT&T (continued):

     On July 15, 1994, the Company and AT&T entered into a stipulation with the Department of Justice that permits the proposed merger between the Company and AT&T to be consummated under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and provides for the entry of a consent decree imposing certain conditions on the operations of the merged companies. It is expected that the decree will be entered by the United States District Court for the District of Columbia at a later date.

     On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc., NYNEX Corporation and NYNEX Mobile Communications, Inc. filed suit against AT&T and the Company in the United States District Court for the Eastern District of New York (Civil Action No. 94-3682). The complaint alleges that the Company's proposed merger (the "Merger") with AT&T would violate Section 7 of the Clayton Act by decreasing competition in local cellular telephone service markets and eliminating competition between AT&T and the Company in the long distance cellular service market. The plaintiffs request a prompt hearing, a preliminary injunction, a judgment that the Merger violates Section 7 of the Clayton Act, and a permanent injunction prohibiting AT&T and the Company from merging, consolidating or affiliating pursuant to the Merger or otherwise and prohibiting AT&T from acquiring any direct or indirect interest in the Company, in addition to costs and reasonable attorneys' fees. The obligations of AT&T and the Company to consummate the Merger are subject to the condition that there be no preliminary or permanent injunction by any court prohibiting consummation of the Merger or permitting such consummation only subject to any conditions or restrictions unacceptable to AT&T in its reasonable judgment. Although the Company believes that the plaintiffs are not entitled to the relief sought, there can be no assurance that AT&T and the Company will prevail in this action.

     The closing of the merger is also subject to the receipt of FCC approval and a waiver from the United States District Court for the District of Columbia as required by its April 5, 1994 Order in the case entitled United States v. Western Electric Co. Inc., et al., Civil Action No. 82-0192, declaring that AT&T's acquisition of the Company's interest in cellular properties controlled by a Bell Operating Company, as defined, would violate Section I(D) of the

PART I.  FINANCIAL INFORMATION

5.   Merger with AT&T (continued):

     Modification of Final Judgment (the "Decree"), United States
     v. American Telephone and Telegraph Co., 552 F. Supp. 131, 226-34 (D.D.C. 1982), aff'd sub nom, Maryland v. United States, 460 U.S. 1001 (1983). AT&T has filed its request for such waiver and oral argument took place on July 21, 1994. There can be no assurance as to whether, or when, the court will grant any such waiver or modification.

     Pursuant to the Merger Agreement, on February 8, 1994 and July 12, 1994, the Company, through wholly owned subsidiaries, entered into credit agreements with AT&T which provide the Company with the ability to borrow amounts from AT&T for specific purposes as described therein. Under such credit agreements, interest is payable quarterly at an applicable margin in excess of the prevailing LIBOR rate and is fixed for a period ranging from one month to twelve months. Amounts outstanding under such credit agreements are due and payable two years after the earlier of (i) the closing under the Merger Agreement or (ii) the termination of the Merger Agreement. The stock of the wholly owned subsidiaries of the borrowers is pledged as security for these debts. Amounts borrowed under the July 12, 1994 agreement are guaranteed by the Company. As of August 4, 1994, $153.0 million was outstanding under these credit agreements.

6.   Redemption of preferred stock of a subsidiary:

     On June 24, 1994, LIN's subsidiary, LCH Communications ("LCH"), redeemed all the outstanding Redeemable Preferred Stock of LCH held by Comcast Cellular Communications, Inc., a subsidiary of Comcast Corporation, in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of LIN's 49.99 percent interest in the Philadelphia "A Block" cellular system (Philadelphia) and GuestInformant (a publisher of advertiser-supported hard cover magazines placed in hotel rooms).

     As a result of the redemption, the Company eliminated its net assets related to Philadelphia and GuestInformant, recorded a gain on sale of assets of $11.9 million and recorded a tax benefit of $73.6 million due to the transaction's impact on deferred taxes. There was also an increase in additional paid-in capital and minority interests of $407.6 million and $376.2 million, respectively, due to the preferred stock redemption.

PART I.   FINANCIAL INFORMATION

7.   Pending Transaction:

     On June 8, 1994, LIN announced that it intends to distribute the common stock of its subsidiary, LIN Television Corporation, to LIN's stockholders on a tax-free basis. LIN also announced that it and LIN Television Corporation entered into a definitive agreement to acquire WTNH-TV, the ABC affiliate in Hartford-New Haven, Connecticut from Cook Inlet Communications Corporation for approximately $120 million in cash and 11.5 percent of the common stock of LIN Television Corporation. These transactions will create a public company which owns seven network-affiliated television stations, including stations in Dallas, Indianapolis, and Norfolk.

     Following the spin-off, it is expected that approximately 42 percent of LIN Television Corporation's shares will be publicly owned and approximately 46 percent will be owned by the Company. These transactions are subject to FCC and other approvals. The Internal Revenue Service has ruled that no gain or loss will be recognized by (and no amount will be included in the income of) the stockholders of LIN as a result of the spin-off. The closing of the WTNH acquisition and the spin-off are expected to occur by year-end 1994.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                    McCAW CELLULAR COMMUNICATIONS, INC.
                         AND SUBSIDIARY COMPANIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Three months ended June 30, 1994 and 1993

Net Revenues

Consolidated net revenues increased 26 percent to $682.7 million for the three months ended June 30, 1994 compared with $540.5 million for the three months ended June 30, 1993. Net revenues for the Company's cellular operations for the three months ended June 30, 1994 were $603.7 million and represented 89 percent of consolidated net revenues of the Company for the period. Net revenues for the three months ended June 30, 1994 of the broadcast segment and messaging and other segment were $44.0 million and $35.0 million, respectively, and accounted for 6 percent and 5 percent, respectively, of the Company's consolidated net revenues for the three month period ended June 30, 1994.

Net revenues for the Company's cellular operations increased 29 percent to $603.7 million for the three months ended June 30, 1994 compared with $469.8 million for the three months ended June 30, 1993. This increase in net revenues resulted primarily from a 43 percent increase in the cellular subscriber base, which was partially offset by a decrease in average revenue per cellular subscriber, a trend that the Company expects may continue as the subscriber base continues to grow.

Net revenues for the Company's broadcast operations increased 10 percent to $44.0 million for the three months ended June 30, 1994 from $39.9 million for the three months ended June 30, 1993.
This increase reflects continued improvement in the local economies where the Company operates, which stimulated increased advertiser spending.

Net revenues for the Company's messaging and other segment increased 13 percent to $35.0 million in the three months ended
June 30, 1994 compared with $30.8 million for the three months ended June 30, 1993. This increase is due primarily to the

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

continuing growth of messaging net revenues and an increase in revenues from the Company's air-to-ground communications operations. Total messaging net revenues continue to grow due to a 30 percent increase in the messaging subscriber base, primarily through growth in the segment's existing markets. The 1994 messaging net revenue per subscriber declined from 1993, a trend the Company expects may continue as the messaging subscriber base continues to grow.

Operating Expenses

Consolidated operating expenses, exclusive of corporate expenses, for the three months ended June 30, 1994 were $454.2 million, an increase of $129.1 million or 40 percent, from the three months ended June 30, 1993. A significant portion of these expenses is attributable to the Company's cellular operations, which accounted for 86 percent of the Company's total operating expenses for the three months ended June 30, 1994.

Operating expenses, exclusive of depreciation and amortization, for the cellular segment, increased to $388.6 million, an increase of $113.9 million, or 41 percent, from the three months ended June 30, 1993. A significant portion of this increase resulted from increases in marketing and administrative costs as a result of the segment's increase in subscriber additions in the three month period ended June 30, 1994 over the three month period ended June 30, 1993. Operating expenses as a percentage of net revenues for the cellular segment increased to 64 percent compared to 58 percent for the three month period ended June 30, 1993. Operating costs associated with the broadcast operations increased $0.8 million, or 4 percent, to $21.7 million for the three months ended June 30, 1994. These costs as a percentage of net revenues of the broadcast operations decreased to 49 percent for the three months ended June 30, 1994 from 52 percent for the three months ended June 30, 1993. Operating expenses, exclusive of depreciation and amortization, of the messaging and other segment increased by 49 percent over the three months ended June 30, 1993 to $43.9 million for the three months ended June 30, 1994. This increase primarily resulted from the Company's air-to-ground communications operations.

Depreciation and amortization increased from $95.7 million in the three months ended June 30, 1993 to $108.2 million for the same period in 1994. Contributing to this 13 percent increase in depreciation and amortization is the Company's improvement and

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

expansion of its existing cellular, messaging and air-to-ground systems. Depreciation and amortization is expected to continue to increase due to continued improvement and expansion of the Company's cellular, messaging and air-to-ground systems including the implementation of digital cellular service.

The valuation loss on equipment in the second quarter of 1993 was related to a write-down as a result of a decision to replace the Dallas cellular system. As a result, minority interests in net income (loss) of consolidated subsidiaries was significantly affected during the same period as the Dallas minority interest holders absorbed their share of the loss.

Other Income and Expenses

Interest expense was $76.0 million for the three months ended June 30, 1994, a $20.3 million or 21 percent decrease from the three months ended June 30, 1993. This decrease primarily resulted from the redemption of the Company's publicly held fixed rate debt on December 31, 1993. The Company's approximate $1.2 billion of publicly held debt was replaced with lower cost borrowings under the McCaw Bank Credit Facilities.

Equity in income of unconsolidated investees was $41.9 million for the three months ended June 30, 1994 compared with $19.3 million for the same period in 1993. This increase is primarily attributable to improved operating results of and an increase in ownership percentage in Bay Area Cellular Telephone Company; improved operating results of LIN's unconsolidated affiliates; effective September 1, 1993, the inclusion of CMT Partners as an unconsolidated investee; and improved operating results in the Company's investment in Hong Kong.

As discussed in Footnote 6 to the Company's condensed consolidated financial statements included herein, on June 24, 1994 a subsidiary of LIN redeemed all of its outstanding Redeemable Preferred Stock. As a result of this transaction, the Company recorded a gain on sale of assets of $11.9 million and a tax benefit, due to the transaction's impact on deferred taxes, of $73.6 million in its results for the three month period ended June 30, 1994. Also, the provision for preferred stock dividend of $33.6 million was not made during the quarter and will not be made in the future.

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Other Income and Expenses (continued)

For the reasons discussed above, the Company experienced net income of $137.0 million for the three months ended June 30, 1994 compared to a net loss of $22.1 million for the three months ended June 30, 1993.

Six months ended June 30, 1994 and 1993

Net Revenues

Consolidated net revenues increased 29 percent to $1,313.5 million for the six months ended June 30, 1994 compared with $1,020.4 million for the six months ended June 30, 1993. Net revenues for the Company's cellular operations for the six months ended June 30, 1994 were $1,160.5 million and represented 88 percent of consolidated net revenues of the Company for the period. Net revenues for the six months ended June 30, 1994 of the broadcast segment and messaging and other segment were $79.3 million and $73.7 million, respectively, and each accounted for 6 percent of the Company's consolidated net revenues for the period ended June 30, 1994.

Net revenues for the Company's cellular operations increased 31 percent to $1,160.5 million for the six months ended June 30, 1994 compared with $888.3 million for the six months ended June 30, 1993. This increase in net revenues results primarily from a 43 percent increase in the cellular subscriber base, which was partially offset by a decrease in average revenue per cellular subscriber, a trend the Company expects may continue as the subscriber base continues to grow.

Net revenues for the Company's broadcast operations increased 11 percent to $79.3 million for the six months ended June 30, 1994 from $71.6 million for the six months ended June 30, 1993. This increase reflects continued improvement in the local economies where the Company operates, which stimulated increased advertiser spending.

Net revenues for the Company's messaging and other segment increased 22 percent to $73.7 million in the six months ended
June 30, 1994 compared with $60.5 million for the six months ended June 30, 1993. This increase is due primarily to the continuing growth of messaging net revenues and the increase in revenues from the Company's air-to-ground communications operations. Total messaging net revenues continue to grow due to

PART I.   FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Net Revenues (continued)

a 30 percent increase in the messaging subscriber base, primarily through growth in the messaging segment's existing markets. The
1994 messaging net revenue per subscriber declined from 1993, a trend the Company expects may continue as the messaging subscriber base continues to grow.

Operating Expenses

Consolidated operating expenses, exclusive of corporate expenses, for the six months ended June 30, 1994 were $889.5 million, an increase of $265.6 million or 43 percent, from the six months ended June 30, 1993. A significant portion of these expenses is attributable to the Company's cellular operations, which accounted for 86 percent of the Company's total operating expenses for the six months ended June 30, 1994.

Operating expenses, exclusive of depreciation and amortization, for the cellular segment increased to $762.0 million, an increase of $235.8 million, or 45 percent from the six months ended June 30, 1993. A significant portion of this increase resulted from increases in marketing and administrative costs as a result of the segment's increase in subscriber additions in the six month period ending June 30, 1994 over the six month period ended June 30, 1993. Operating expenses as a percentage of net revenues for the cellular segment increased to 66 percent compared to 59 percent for the six month period ended June 30, 1993. Operating costs associated with the broadcast operations increased $2.5 million, or 6 percent, to $43.6 million for the six months ended June 30, 1994. These costs as a percentage of net revenues of the broadcast operations decreased to 55 percent for the six months ended June 30, 1994 from 57 percent for the six months ended June 30, 1993. Operating expenses, exclusive of depreciation and amortization, of the messaging and other segment increased by 48 percent over the six months ended June 30, 1993 to $83.9 million for the six months ended June 30, 1994. This increase primarily resulted from increased expenses related to the Company's air-to-ground communications operations.

Depreciation and amortization increased from $193.8 million in the six months ended June 30, 1993 to $217.5 million for the same period in 1994. Contributing to this 12 percent increase is the Company's improvement and expansion of its existing cellular, messaging and air-to-ground systems. Depreciation and

PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Operating Expenses (continued)

amortization is expected to continue to increase due to continued improvement and expansion of the Company's cellular, messaging and air-to-ground systems including the implementation of digital cellular service.

The valuation loss on equipment in the second quarter of 1993 was related to a write-down as a result of a decision to replace the Dallas cellular system. As a result, minority interests in net income (loss) of consolidated subsidiaries was significantly affected during the same period as the Dallas minority interest holders absorbed their share of the loss.

Other Income and Expenses

Interest expense was $143.2 million for the six months ended June 30, 1994, a $61.7 million or 30 percent decrease from the six months ended June 30, 1993. This decrease primarily resulted from the redemption of the Company's approximate $400 million outstanding convertible senior subordinated debentures in April 1993, and the redemption of the Company's remaining publicly held fixed rate debt on December 31, 1993. The Company's approximate $1.2 billion of publicly held debt was replaced with lower cost borrowings under the McCaw Bank Credit Facilities.

Equity in income of unconsolidated investees was $78.9 million for the six months ended June 30, 1994 compared with $32.7 million for the same period in 1993. This increase is primarily attributable to improved operating results of and an increase in ownership percentage in Bay Area Cellular Telephone Company; improved operating results of LIN's unconsolidated affiliates; effective September 1, 1993, the inclusion of CMT Partners as an unconsolidated investee; and improved operating results in the Company's investment in Hong Kong.

As discussed in Footnote 6 to the Company's condensed consolidated financial statements included herein, on June 24, 1994 a subsidiary of LIN redeemed all of its outstanding Redeemable Preferred Stock. As a result of this transaction, the Company recorded a gain on sale of assets of $11.9 million and a tax benefit, due to the transaction's impact on deferred taxes, of $73.6 million in its results for the six month period ended June 30, 1994. Also, the provision for preferred stock dividend of $33.6 million was not made during the second quarter and will not be made in the future.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Other Income and Expenses (continued)

For the reasons discussed above, the Company experienced net income of $128.6 million for the six months ended June 30, 1994 compared to a net loss of $36.1 million for the six months ended
June 30, 1993.

REGULATION AND COMPETITION

In addition to B Block cellular competition, the Company and its unconsolidated affiliates expect to face competition from enhanced specialized mobile services (ESMR) operators such as Nextel, which has launched cellular-like services in the Company's California markets. Other ESMR networks have begun to operate or construct networks in other cities.

In late 1993 and early 1994, the FCC adopted a series of rules for the licensing of new messaging and voice-grade mobile communications services, commonly called personal communications services ("PCS"). For the first time, the FCC will assign spectrum to PCS licensees by means of auctions. In July 1994, the FCC auctioned 10 national messaging licenses, two of which were purchased by a subsidiary of the Company for $160 million. Numerous regional messaging licenses will be auctioned in the future, probably later this year.

In addition to establishing a program to assign messaging - or narrowband PCS licenses - the FCC has promulgated regulations for issuing new voice-grade licenses - or broadband PCS licenses - by means of auctions, which are expected to begin in December 1994. Under FCC rules, as many as six broadband PCS licenses will be issued for a given geographic area, increasing the likelihood of additional competition for wireless services. Broadband PCS licenses will be issued for 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs"), which are generally larger than cellular MSAs and RSAs. In many instances an MTA exceeds in size the Company's cluster of cellular licenses in a particular geographic region.

The FCC's broadband PCS rules allow the Company to bid on licenses for MTAs and BTAs in areas in which it does not currently have a significant cellular presence, and to acquire broadband PCS licenses aggregating up to 40 MHz in such areas. The Company is restricted to acquiring only one 10 MHz license, however, in any area in which it maintains a significant ownership interest in cellular networks.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

REGULATION AND COMPETITION (continued)

The Omnibus Budget Reconciliation Act of 1993 and implementing rules adopted by the FCC specify that cellular and other commercial mobile providers should be subject to similar regulatory treatment, including federal pre-emption of state rate and entry regulation and exemption from tariffing requirements.
A state may petition the FCC for the right to regulate the rates of commercial mobile providers but must demonstrate that rates will be unreasonable without the state's regulatory oversight. States that currently regulate cellular had to petition the FCC by August 10, 1994 in order to retain rate regulatory jurisdiction while the petition is reviewed by the FCC. A few of the states in which the Company operates cellular systems, such as California and New York, currently regulate cellular rates and have chosen to petition the FCC to retain their jurisdiction.


LIQUIDITY AND CAPITAL RESOURCES

The Company utilizes capital to make acquisitions of cellular and messaging interests (which may include the acquisition of stock of publicly traded corporations), to complete the construction of and to operate and expand its communications systems, to fund start-up operating losses for its transmitting systems and to cover interest payments on its indebtedness. Moreover, as subscribers are added and usage increases, it will be necessary to make additional capital expenditures for the purchase of additional sites and operating equipment. The Company is in the process of adding equipment to accommodate the transition from analog to digital cellular service. The conversion from analog to digital equipment will require significant expenditures but will expand the capacity of the Company's cellular systems. In connection with the planned expansion of digital service the Company has spent approximately $60 million for the six months ended June 30, 1994, and for the entire year expects such capital expenditures to be approximately $120 million. Otherwise, the Company expects that it will continue to invest cash to grow its businesses at levels similar to or in excess of its 1993 investing activity.

Net cash provided by operating activities totaled $153.1 million for the six months ended June 30, 1994, an increase of $43.2 million from the June 30, 1993 total of $109.9 million. A significant portion of the Company's cash provided by operations is derived from the Company's cellular operations.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Result of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Interest expense decreased 30 percent to $143.2 million for the six months ended June 30, 1994. This decrease primarily resulted from the redemption of the Company's approximate $400 million outstanding convertible senior subordinated debentures in April 1993, and the redemption of the Company's remaining publicly held fixed rate debt on December 31, 1993. On December 31, 1993 the Company's approximate $1.2 billion of publicly held debt was replaced with lower cost borrowings under the McCaw bank credit facilities (as described below).

The Company does not expect that its operations will generate sufficient cash to meet its expenditure requirements for the next few years. Historically the Company has raised capital through bank borrowings, the issuance of public indebtedness and the sale of equity or assets. There can be no assurance that the Company will be able to obtain such additional financing or sell assets when needed, or if it is able to obtain such financing or sell assets, that the terms will be favorable to the Company. The Company will be required by the terms of the McCaw Bank Credit Facilities to apply the proceeds of certain asset sales to the repayment of loans thereunder.

The Company's indebtedness is due and payable over several years. The revolving periods under the McCaw bank credit facilities and the Claircom Credit Agreement (as described below) end on March 31, 1996 and December 31, 1996, respectively, at which time the obligation to repay principal commences. If the Company does not have sufficient internally generated funds to repay its indebtedness at maturity, it may issue additional indebtedness, sell equity or sell assets to refinance such maturing indebtedness. There can be no assurance that such issuance's or sales will be possible or, if carried out, that the terms thereof will be favorable to the Company or its security holders.

In connection with the Merger Agreement, AT&T and the Company entered into credit agreements under which financing is available for certain acquisitions and other business opportunities. In addition, AT&T has agreed to purchase approximately 11.7 million newly issued shares of Class A Common Stock for a total purchase price of $600 million in the event that the Merger Agreement is terminated. See Footnote 5 to the Company's condensed consolidated financial statements included herein.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

In connection with its acquisition of a controlling interest in LIN in 1990, the Company entered into the Private Market Value Guarantee (PMVG) with LIN for the benefit of the public stockholders of LIN. Pursuant to the PMVG, beginning January 1, 1995 the Company is required to begin the process of determining either to offer to purchase the remaining outstanding shares of LIN at private market value (an Acquisition) or put LIN in its entirety up for sale. If the Company decides to proceed with an Acquisition, it may pay the purchase price in cash or any combination of cash, common equity securities and/or nonconvertible senior or subordinated "current cash pay" debt securities that LIN's independent directors believe in good faith will have an aggregate market value on a fully distributed basis of not less than the private market value purchase price. If the Company determines not to proceed with an Acquisition, there can be no certainty that LIN will be sold to a third party. The Company's completion of an Acquisition may diminish the Company's liquidity, either through draws by the Company on outstanding facilities, the refinancing of such facilities or the issuance of securities which, by their nature, may limit the ability of the Company to issue further securities for other purposes. Conversely, if LIN is sold, it is likely that such transaction will enhance the Company's liquidity. There can be no assurance as to whether the Company will determine to make an Acquisition or not or, if it does determine to proceed with an Acquisition, what the price for the remaining outstanding interest in LIN will be, the manner in which it will be financed and what effect the payment of such purchase price will have on the Company's liquidity.

It is the Company's policy to carefully monitor the state of its business, cash requirements and capital structure. From time to time, the Company may enter into transactions pursuant to which debt is extinguished, such as the CMT Partners transaction, the redemption of convertible debentures, the sale of stock to AT&T and the proposed merger with AT&T. The Company will continue to explore other such opportunities, which could include sales of assets or equity, joint ventures, reorganizations or further recapitalizations. There can be no assurance that any further transactions will be undertaken, or, if undertaken, will be favorable to stockholders.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

McCaw Bank Credit Facilities

Under McCaw's bank credit facilities (the "McCaw Bank Credit Facilities"), interest is payable at the applicable margin above, at the Company's discretion, the prevailing prime, LIBOR or CD rate. Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, although if the Company selects a prime-based loan, the interest rate will fluctuate during the period as the prime rate fluctuates. The applicable margin for each loan will be determined on the basis of the Company's ratio of adjusted total debt (as determined under the McCaw Bank Credit Facilities) to cash flow (i.e., net income, excluding extraordinary items, plus depreciation, amortization, interest expense, reserves for deferred taxes and other non cash items deducted in determining net income). For example, if the ratio was 6.0 to 1 or greater, the applicable margin for LIBOR, CD and prime loans would be 1-5/8%, 1-3/4% and 5/8%, respectively, while if the ratio was less than 4.5 to 1, such margins would be 1-1/8%, 1-1/4% and 1/8%, respectively. Beginning on March 31, 1996 and at the end of each fiscal quarter thereafter until the maturity date (which will be on or about March 31, 2000), the Company will be required to make payments amortizing the amount outstanding under the McCaw Bank Credit Facilities on December 31, 1995. In addition, the Company will be required to apply cash proceeds from certain sales of assets not reinvested in similar assets, and, after January 1, 1996, all excess cash flow, to the prepayment of loans. As of August 4, 1994, $3,540 million was outstanding under the McCaw Bank Credit Facilities.

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

In addition, the Company and its subsidiaries are required to maintain compliance with certain financial covenants set forth in the McCaw Bank Credit Facilities. The Company is required to maintain certain ratios of outstanding indebtedness to the number of pops owned. The Company is also required to maintain ratios of senior debt and combined debt to cash flow in compliance with amounts specified in the McCaw Bank Credit Facilities.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Substantially all the Company's assets, consisting of the stock of its first-tier (i.e., direct) subsidiaries, are pledged as security for repayment of amounts due under the McCaw Bank Credit
Facilities.

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

The McCaw Bank Credit Facilities contain customary events of default, including (i) failure to make principal or interest payments when due, (ii) failure to comply with covenants, (iii) misrepresentations, (iv) defaults on other indebtedness, (v) material adverse change in the business, condition, operations, performance or properties of the Company, (vi) unpaid judgments, and (vii) standard ERISA and bankruptcy defaults. In addition, it will be an event of default if, except in connection with the AT&T Merger, the Designated Party under the McCaw Shareholders Agreement fails to be entitled to appoint a majority of the Board of Directors of the Company or if the McCaw Family (as defined) fails to hold at least 20 million shares subject to the McCaw Shareholders Agreement.

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

Funds available under the McCaw Bank Credit Facilities can only be utilized by the Company and certain of its subsidiaries other than LIN.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Claircom Credit Agreement

On June 7, 1994, Claircom Communications Group, L.P. (Claircom), a subsidiary of the Company, entered into a $250 million revolving credit facility (Claircom Credit Agreement). Interest is payable at the applicable margin above, at Claircom's discretion, LIBOR, a defined Base Rate (the greater of prime or Federal Funds Effective Rate) or a combination thereof.

The revolving period under the Claircom Credit Agreement ends on December 31, 1996, at which time the obligation to repay principal commences. Outstanding principal is payable in 20 quarterly installments beginning on March 31, 1997, with final maturity at December 31, 2001.

The Claircom Credit Agreement is guaranteed by the Company. The Claircom Credit Agreement includes certain financial covenants including maximum capital expenditures, minimum revenue, maximum total debt to operating cash flow, minimum operating cash flow to total cash interest and minimum operating cash flow to pro forma debt service. Certain of these covenants do not go into effect until June 1995. The Claircom Credit Agreement is collateralized by the capital stock of Claircom and each of its direct and indirect subsidiaries engaged in the business of providing air-to-ground telephone services in the United States. As of August 4, 1994, $20.0 million was outstanding under the Claircom Credit Agreement.

LIN's Credit Facilities

LIN has bank credit facilities for both its cellular business and broadcast business (collectively, the "LIN Credit Facilities"). LIN Cellular Network, a wholly owned subsidiary of LIN, which holds all of LIN's cellular interests, has two bank credit facilities. Under the Senior Credit Facility, LIN had $1,502.5 million outstanding and $180 million available as of June 30, 1994. Under the Senior Unsecured Facility, LIN had $150 million outstanding and $50 million available as of June 30, 1994. The Senior Unsecured Facility was entered into in June 1994. With the exception of security, interest rate and final maturity of March 31, 2001, the terms and conditions of the Senior Unsecured Facility are largely identical to the Senior Credit Facility.
LIN Television Corporation, a wholly owned subsidiary of LIN which owns six television broadcast stations, had $199.3 million outstanding and no additional funds available as of June 30, 1994 on its bank credit facility.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

LIN's Credit Facilities prohibit the payment of dividends and distributions to LIN by its major operating subsidiaries, thereby effectively limiting the ability of LIN to transfer funds to the Company.

Proceeds from LIN's Credit Facilities are only available to LIN and its subsidiaries. For additional information regarding LIN's credit facilities, see LIN's current Annual Report on Form 10 K.

LCH's Redeemable Preferred Stock

On June 24, 1994, LCH redeemed all of its outstanding Redeemable Preferred Stock held by Comcast, in exchange for all of the capital stock of a subsidiary of LCH, whose assets consisted primarily of a 49.99 percent interest in the Philadelphia "A Block" cellular system (Philadelphia) and GuestInformant (a publisher of advertiser-supported hard cover magazines placed in hotel rooms).

As a result of the redemption, the Company eliminated its net assets related to Philadelphia and GuestInformant, recorded a gain on sale of assets of $11.9 million and recorded a tax benefit of $73.6 million due to the transactions impact on deferred taxes. There was also an increase in additional paid-in capital and minority interests of $407.6 million and $376.2 million, respectively, due to the preferred stock redemption.

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

         The Company believes that the Plaintiffs in both suits are not entitled to the relief sought and is defending the lawsuits vigorously. The Company initially filed a response to the complaint denying the allegations in the Charisma Litigation and asserting various affirmative defenses, and has subsequently filed counter claims and third-party claims in such litigation. The Company also filed two motions for summary judgment dismissing the Charisma Litigation. The
         Court denied those summary judgment motions. Discovery in the Charisma Litigation is proceeding; trial has been set for January 16, 1995. In the TPI Litigation, defendant's motion to dismiss was granted in part and denied in part.

PART II. OTHER INFORMATION

         Discovery has commenced in the TPI Litigation. No trial date has been set in the TPI Litigation. Management believes the results of the Charisma Litigation and the TPI Litigation will not have a material adverse impact on the financial position or results of operations of the Company.

         On August 15, 1993, the Company entered into a Memorandum of Understanding which would result in the settlement of the litigation entitled In re McCaw Cellular Communications, Inc. Shareholders Litigation, Consolidated Civil Action No. 12793, described in the Company's Current Report on Form 8-K, dated November 17, 1992. The settlement is subject to approval by the court, consummation of the Company's proposed merger with AT&T Corp. ("AT&T") and other customary conditions. A settlement hearing has been scheduled by the court for September 19, 1994. The defendants have denied, and continue to deny, that they have committed any violations of law and, as the Memorandum of Understanding states, are entering into the settlement solely to eliminate the burden and expense of further litigation. If approved, the settlement will release all claims of the Company's stockholders in connection with or that arise out of the subject matter of the action, the Company's proposed strategic alliance with AT&T (which was abandoned when the proposed merger with AT&T was agreed to), the proposed merger, the negotiation and consideration of such transactions, and the fiduciary or disclosure obligations of any of the defendants (or other persons to be released) with respect to any of the foregoing. The Company's stockholders have been provided a notice containing further information regarding the proposed settlement and related proceedings.

         On August 8, 1994, Bell Atlantic Corporation, Bell Atlantic Mobile Systems, Inc., NYNEX Corporation and NYNEX Mobile Communications, Inc. filed a suit against AT&T and the Company in the United States District Court for the Eastern District of New York. See further discussion of this suit in Footnote 5 of Item 1 elsewhere in this Form 10-Q.

PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on May 20, 1994.

         The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

         Nominee           Votes For      Votes Withheld

         Craig O. McCaw     105,108,431          340,993
         Wayne M. Perry     105,122,278          327,146
         James L. Barksdale 105,108,175          341,249
         John E. McCaw, Jr. 105,088,654          360,770
         Bruce R. McCaw     105,088,728          360,696
         Stuart M. Sloan    105,122,178          327,246
         Harold S. Eastman  105,108,432          340,992
         Harold W. Anderson 105,118,951          330,473
         Daniel J. Evans    105,117,704          331,720
         John C. McDonald   105,121,149          328,275
         Malcolm Argent     105,107,236          342,188
         Bruce R. Bond      105,107,393          342,031



Item 5.   Other information

(a)  Attachment of supplemental financial data.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

     1.   On April 6, 1994, the Company filed a Current Report on
          Form 8-K dated April 5, 1994 in respect of the following:

          (a) The United States District Court for the District of Columbia required that AT&T obtain a wavier prior to the closing of the Merger. See Footnote 5 of Item 1 elsewhere in this Form 10-Q.

PART II:  OTHER INFORMATION

     2.   On June 6, 1994, the Company filed a Form 8-K/A,
          Amendment No. 4 to Current Report on Form 8-K dated
          August 16, 1993, as amended April 18, 1994, October 12,
          1993 and October 29, 1993, in respect of the following:

          (a) The definitive merger agreement entered into by AT&T and the Company on August 16, 1993. See
               Footnote 5 of Item 1 elsewhere in this Form 10-Q.

     3.   On July 11, 1994, the Company filed a Current Report on
          Form 8-K dated June 24, 1994 in respect of the following:

          (a)  The redemption of LCH Preferred Stock. See
               Footnote 6 of Item 1 elsewhere in this Form 10-Q.

     The items reported in such current reports were Item 5
     (Other Events) and Item 7 (Financial Statements, Pro Forma
     Financial Information and Exhibits.).

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
                         Three Months           Six Months
                         Ended June 30,        Ended June 30,
                        -----------------    ----------------
                        1994         1993    1994          1993
                        ----         ----    -----         ----
Service revenue      $543,047    $402,123 $1,036,133    $764,693
Equipment revenue, net  (732)         808    (1,843)       1,295
                      -------     -------    -------     -------
  Net revenues        542,315     402,931  1,034,290     765,988
                      -------     -------   -------      -------
Direct costs and expenses
  excluding marketing 178,959     123,337    343,362     242,248
Marketing expenses    138,252      90,632    264,428     171,124
Depreciation           52,662      43,352    109,683      85,357
Valuation loss on
  equipment                --      13,891         --      13,891
Amortization of
  intangible assets    44,099      41,725     85,753      93,560
                      -------     -------    -------     -------
  Total operating
   costs              413,972     312,937    803,226     606,180
                      -------     -------    -------     -------
Operating income
 proportionate basis $128,343    $89,994    $231,064    $159,808
                     ========   ========    ========    ========
Proportionate
  subscribers(1)    2,259,000  1,558,000   2,259,000   1,558,000


                                (continued)

                    McCAW CELLULAR COMMUNICATIONS, INC.
                        SUPPLEMENTAL FINANCIAL DATA
                 PROPORTIONATE OPERATING DATA (continued)
                                (Unaudited)
                             ($ in thousands)

(1) As of June 30, 1994, 100% of subscribers in markets which the Company (exclusive of LIN) owned at least a 50% interest in plus 100% of the subscribers of the cellular systems serving the markets of CMT Partners Joint Venture was 1,914,000 and average penetration in such markets was 3.7%. The Company's (exclusive of LIN's) proportionate share of subscribers based on its June 30, 1994 ownership position in markets where it owned an interest was 1,778,000. As of June 30, 1994, 100% of subscribers in markets in which LIN owned an interest was 1,396,000 and average penetration in such markets was 3.7%. LIN's proportionate share of such subscribers based on its ownership position at June 30, 1994 was approximately 918,000.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         McCaw Cellular Communications, Inc.
                                        (Registrant)



Date:  August 15, 1994

                         STEVEN W. HOOPER
                         ------------------------------------
                         Steven W. Hooper
                         Chief Financial Officer